Form 10KSB
period 1997-09-30
SOUTHWESTERN ENVIRONMENTAL CORP
filed 1998-05-20
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 1997

Commission File No. 0-109659

                        SOUTHWESTERN ENVIRONMENTAL CORP.

         COLORADO                                        93-0962072
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

               2020 Alpine Drive, Colorado Springs, Colorado 80909
                    (Address of principal executive offices)

Issuer's telephone number:   (719) 633 - 5301
Securities registered under Section 12(b) of the Exchange Act:  None
Securities  registered  under  Section 12(g) of the Exchange Act: $.01 Par Value
     Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____   No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Issuer's revenues for the most recent fiscal year:  $0

The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $10,000. The aggregate market value was based upon the mean between the closing bid and asked price for the shares of common stock as reported by the National Association of Securities Dealers, Inc. as of September 30, 1997.

Number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1997; 3,999,929 shares of common stock

               DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits.
Transitional Small Business Disclosure Format:  Yes ____  No   X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     A) General

     Southwestern Environmental Corp. (the "Company"), was incorporated in Colorado on June 9, 1981, under the name "Blue Grass Breeders, Inc." The Company was formed for the purpose of engaging in the business of acquiring, breeding, racing and selling thoroughbred horses. The Company completed an initial public offering of its $.01 par value common shares (the "Common Shares") in February, 1983, receiving net proceeds of approximately $2,134,000.

     In March, 1987, the Company acquired all of the assets of Equine Enterprises, Inc. ("Equine") a privately-held New Mexico corporation engaged in the acquisition, breeding, racing and sale of thoroughbreds and quarterhorses. As a result of the acquisition, the principal owners of Equine obtained control of the Company. Until May 1, 1989, the Company continued in the business of breeding and selling thoroughbred and quarterhorse broodmares and their offspring.

     The Company attempted but did not complete a secondary offering of its Common Shares in May, 1988. In September, 1988, the Company's credit facility with Citizens Fidelity Bank and Trust Company Equine Division ("Citizens") expired and was not renewed. In May, 1989, management of the Company entered into an informal agreement with Citizens pursuant to which it was agreed that all thoroughbred and quarterhorse broodmares and their offspring would be liquidated by the Company on or before December 31, 1989 in a commercially prudent and orderly manner. A substantial portion of the Company's inventory of thoroughbred and quarterhorses were sold in the July, September and November, 1989 Keeneland Public Auction Sales in Lexington, Kentucky. All proceeds of such liquidations, less commissions and selling expenses, were paid to Citizens and applied to the Company's balance due on its credit facility. The balance of the inventory and thoroughbreds and quarterhorse were subject to an agisters' lien in favor of an officer and director of the Company who had provided the Company's horses with board and maintenance during the period March 1987 through February 1990. In March 1990, all remaining quarterhorses and thoroughbreds, which were the sole remaining assets of the Company, were delivered to that officer and director in full satisfaction of the Company's obligations for unpaid board and maintenance.

     From March 1990 through October 1991, the Company did not engage in any meaningful operations. In October 1991 the Company entered into an Agreement and Plan of Reorganization with the Mentor Group International Corporation, a privately-held Nevada corporation engaged in the development of residential, commercial and industrial real estate. Pursuant to its agreement with Mentor, the Company issued to Mentor's shareholders a number of Common Shares constituting approximately 75% of the Company's issued and outstanding Common Shares in exchange for all the issued and outstanding shares of Mentor. Upon completion of the acquisition, new management was elected, and the name of the Company was changed to Mentor Group International Corporation. In December 1991, following negotiations between former management and the newly elected management of the Company, it was agreed that, due to mutual misunderstandings as to certain representations of the parties, the transaction with Mentor should be rescinded and that all shares of the Company delivered to the Mentor shareholders be surrendered in exchange for the return of all the issued and outstanding Mentor shares. As a result, the Company, Mentor, and their respective shareholders returned to the status quo ante and former management of the Company was returned to office.

     At June 30, 1993, the Company was indebted to PNC Bank, Kentucky, Inc. "PNC", the successor to Citizens, pursuant to a promissory note in the approximate principal amount of $1,800,000 (the "Note"). On June 30, 1993, PNC entered into an agreement with an unaffiliated individual, Gary E. Keogh, pursuant to which PNC assigned all of its right, title and interest in and to the Note and any collateral security thereunder to Mr. Keogh. On August 6, 1993, Mr. Keogh entered into an agreement with the Company pursuant to which he assigned the Note and his interest in any collateral security thereunder to the Company for 1,500,000 Common Shares. As a result, immediately following the transaction, Mr. Keogh owned 1,500,000 of the Company's 2,665,533 issued and outstanding Common Shares, constituting 56.3%.

     From October 1, 1993 through December 15, 1994 the Company was engaged in the manufacture and sale of computer hardware and software. The Company ceased both operations due to continued losses and the inability to meet obligations. Through September 30, 1997 the Company incurred cumulative losses of $3,762,521. The horse breeding business was abandoned in September 1992 and the computer business was abandoned in December 1994. From December 15, 1994 the Company was an inactive shell corporation. In December 1997 the major shareholders of the Company elected two directors and directed them to seek to locate an acquisition or merger candidate for the Company. As of March 1998 management's representatives had discussions with possible acquisition or merger candidates but no definitive agreements have been entered into.

     Except as set forth above, the Company has not been a party to any bankruptcy, receivership, reorganization, readjustment or similar proceedings. The Company does not own any assets, tangible or intangible, and did not generate any revenues during the fiscal year ended September 30, 1997. The Company had no back-log of orders for goods or services and did not make any material expenditures for research or development during the fiscal year then ended.

     B)  Narrative Description of Business

         The Company is actively seeking new business opportunities.

         Employees and Consultants

     The Company had no employees until December 15, 1997 when two directors and officers were elected. The two officers and directors devote only part-time to the affairs of the Company and will receive deferred compensation at the rate of $2,000 each per month. The President currently devotes approximately ten hours per month to Company matters. (See "ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS").

     The Company's president currently provides all secretarial and clerical services to the Company on a part-time basis. Management believes such arrangements are adequate for the foreseeable future, although there is no assurance such arrangements will continue indefinitely in the future. The President and Secretary are currently seeking out candidates for a potential merger or acquisition. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company does not own or lease any real or personal property.

ITEM 3.           LEGAL PROCEEDINGS

     No material legal proceedings, to which the Company is a party or to which the property of the Company is subject, are pending or are known by the Company to be threatened.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 15, 1997 a special meeting of shareholders of the Company was held pursuant to notice given by holders of at least 10% of the outstanding shares of the Company. At the meeting the shareholders voted (a) to remove any persons acting or purporting to act as directors of the Corporation, and (b) to elect Michael Hinton, Joseph Dunn and Steven Levy as directors of the Corporation. Mr. Levy declined to serve as a director. Three million of the three million nine hundred ninety nine thousand nine hundred twenty seven issued and outstanding shares of Common Stock of the Corporation were represented at such meeting and voted to elect Messrs. Dunn and Hinton.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been listed for quotation in the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. Since at least October 1, 1995 the high and low bid prices for the common stock have been $.08 and $.01, respectively. The common stock is, however, illiquid in that trading is sporadic and trading volume is very limited.

     The number of record holders of Common Stock as of September 30, 1997 was approximately 700 including nominees of beneficial owners.

     Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company to date nor does the Company anticipate that dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following summarizes the Company's results of operations and financial conditions, and should be read in conjunction with the financial statements:

     (a) Liquidity and Capital Resources

     As of the end of the period, the Company had no cash or cash equivalents. There was no significant change in working capital during this fiscal year. Management feels that the working capital position of the Company may improve with the acquisition or merger with an operating company.

     (b) Results of Operations

     No operations were conducted during each of the two years in the two year period ended September 30, 1997 and since January 1995 the Company has been inactive. Any expenses incurred since January 1995 have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934.

     (c) Plan of Operation

     The plan of the Company's management, for the next twelve months, is to focus on acquiring an operating entity. The two officers and directors have been seeking possible merger candidates and expect to consummate a transaction in the foreseeable future. Management anticipates utilizing additional equity financing and short-term working capital advances in its acquisition endeavors.

ITEM 7.  FINANCIAL STATEMENTS

         See index beginning on page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

     In November, 1993 the Company engaged Cordovano & Company, P.C. Certified Public Accountants, as the Company's independent auditors. Cordovano & Company succeeded Anthony J. Haas, C.P.A., who served in the position as the Company's independent auditor for the fiscal year ended September 30, 1992, and subsequently discontinued his practice in the securities area. Cordovano & Company changed its name to Cordovano and Harvey as of January 1, 1998.

     The decision to change accountants was approved by the Company's Board of Directors. There were no disagreements with Mr. Haas on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Cordovano & Company did not audit the financial statements of the Company until the audit of the financial statements for the fiscal year ended September 30, 1997.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

     Name                 Age     Position
-----------------         ---     --------
Joseph Dunn                47     President and Chief Financial Officer

Michael C. Hinton          52     Secretary and Director


     Joseph Dunn has served as an officer and director of the Company since December 15, 1997. Since 1994 he has been Chief Executive Officer of Nako Matsu Investment Services Limited, a firm engaged in providing consulting services to international clients in the areas of finance and economic development. Prior thereto and from 1980 he was Chief Executive Officer of Azonic Technology, Inc. which was engaged in the design, manufacture, sale and distribution of devices used in the etching and cleaning of silicon wafers. Mr. Dunn graduated from Falls College in Atlanta, Georgia in 1970 with a degree in data processing and has taken courses in business at the University of California in Hayward, California and the UCLA Graduate School of Management in Los Angeles, California.

     Mr. Hinton has been an officer and director of the Company since December 15, 1997. Since 1990 he has been engaged in managing his own investments and is the sole owner of Multimarket Americas Export Corp. which is engaged in exporting telephone and construction equipment and the import of food products. Mr. Hinton received a bachelor's degree in economics from Colorado State University.


ITEM 10. EXECUTIVE COMPENSATION

     The Company had no officers or directors from 1993 until December 1997. No executive compensation or remuneration of any kind was paid by the Company during the fiscal year ended September 30, 1997.

     The Company has no retirement, pension, profit sharing, insurance or stock option plan for the benefit of its officers, directors or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

Employment Contracts

     As of December 15, 1997, the Company agreed to pay deferred compensation of $2,000 per month each to Joseph Dunn and Michael C. Hinton, its two officers and directors. Each of the Company's officers serves at the pleasure of the Board of Directors. The Company may execute employment agreements with and compensate its executive officers or other employees or consultants in the future, depending on results of operations.

     No officer is entitled to receive any additional compensation for his services to the Company as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At September 30, 1997, the Company had outstanding 3,999,929 shares of Common Stock the only class of voting securities outstanding. Each share of Common Stock entitles the holder to one vote in any matter submitted to shareholders for approval.

     The following tabulates holdings of Common Stock of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the voting securities outstanding as of September 30, 1997, and, in addition, by all directors and officers of the Company individually and as a group. To the knowledge of management, the shareholders listed below have sole voting and investment power, except as otherwise noted.

                                               Number            Percent
Name and Address                               of Shares    of Voting Securities
----------------                               ---------    --------------------
Sterling Westminster Trust Co., Ltd.             800,000            20%
Independent House, 178 Brompton Road
London SW3 1HQ, England

Centre Trustees (C.I.) Ltd., Trustees            800,000            20%
for the Hyde Park Settlement
Owens House, P.O. Box 301
Don Road,
St. Helier, Jersey JE4 9SJ
Channel Islands

Clanbrassil Trust Company Ltd./CT 169            500,000            12.5%
26 Queens Street
St. Helier, Jersey JE4 9JS
Channel Islands

Corsica Investments Ltd.                         800,000            20%
c/o Duncan Laurie Offshore
  Services, Ltd.
14/15 Mount Havelcock
Douglas, Isle of Man JM1 2QG

All Directors and Officers                             0             0%
as a group (two persons)
--------------------------

     The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules. See Index to Financial Statements beginning on page F-1.

     (b) Exhibits. The following exhibits are filed with or incorporated by reference into this report:

 Exhibit          Description

   2.3 Closing Agreement between Equine Enterprises, Inc., and the Company, dated March 10, 1987.(1)

   3.1 Amended and Restated Articles of Incorporation filed January 14, 1982 with the Secretary of State of the State of Colorado.(2)

   3.2 Amended and Second Restated Articles of Incorporation filed January 3, 1983 with the Secretary of State of the State of Colorado.(2)

   3.3 Amended and Second Restated Articles of Incorporation filed July 28, 1993, with the Secretary of State of the State of Colorado.(3)

   3.4    Bylaws adopted by the Company effective June 9, 1981.(2)

   4.1    Specimen certificate for Common Shares, par value $.01 per share.(2)

   10.1   Agreement between Company and Mr. Gary E. Keogh.(4)

   10.2   1993 Stock Option Plan.(5)

(c) Reports on Form 8-K. The Company filed no reports on Form 8-K during the year ended September 30, 1997.

--------

    (1)   Incorporated  by  reference  to the  Company  Form 8-K dated March 20,
          1987.

    (2) Incorporated by reference to the Company's Registration Statement No. 2-81022-D on Form S-18 dated December 21, 1992.

    (3) Incorporated by reference to the like-numbered exhibits filed with the Company's Form 8-K dated July 7, 1993.

    (4) Incorporated by reference to the like-numbered exhibits filed with the Company's Form 8-K dated August 6, 1993.

    (5) Incorporated by reference to the like-numbered exhibits filed with the Company's report on Form 10-KSB for the fiscal year ended September 30, 1993.

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                                Denver, Colorado





                              FINANCIAL STATEMENTS

                                      With

                          INDEPENDENT AUDITORS' REPORT

                               September 30, 1997












                                  Prepared by:

                           Cordovano and Harvey, P.C.
                          Certified Public Accountants
                                Denver, Colorado

ITEM 7.
                                SOUTHWESTERN ENVIRONMENTAL CORP.

                                 Index to Financial Statements

                                                                                          Page
                                                                                         --------
Independent auditors' report....................................................           F-2

Balance sheet as of September 30, 1997..........................................           F-3

Statements of operations, for the years ended
  September 30, 1997 and 1996...................................................           F-4


Statements of cash flows, for the years ended
  September 30, 1997 and 1996...................................................           F-5

Statement of shareholders' deficit, October 1, 1995
  through September 30, 1997....................................................           F-6

Summary of significant accounting policies......................................           F-7

Notes to financial statements...................................................           F-8


To the Board of Directors and Shareholders of Southwestern Environmental Corp.


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Southwestern Environmental Corp. (the "Company") as of September 30, 1997 and the related statements of operations, shareholders' deficit, and cash flows for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as of September 30, 1997, and the results of its operations and its cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company's continuing operating losses and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
G. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                       Cordovano & Harvey, P.C.
                                                               Denver, Colorado
                                                               January 28, 1998

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                                  BALANCE SHEET

                               September 30, 1997

                                     ASSETS

                                                      TOTAL ASSETS  $       -
                                                                    =========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
     Accounts payable and accrued expenses...................       $  65,623
     Accrued interest payable ...............................          38,194
     Note payable  (Note C)..................................         150,000
                                                                    ---------
                                            TOTAL LIABILITIES         253,817
                                                                    ---------

CONTINGENCY (Note F).........................................               -

SHAREHOLDERS' DEFICIT
   Preferred stock, 4,000,000 shares authorized,
     $.10 par value; -0- shares issued and outstanding.......               -
   Common stock, 18,000,000 shares authorized,
     $.01 par value; 3,999,929 shares issued and
     outstanding ............................................          40,000
   Additional paid-in capital................................       3,468,704
   Deficit accumulated during development stage .............      (3,762,521)
                                                                    ---------
                         TOTAL SHAREHOLDERS' DEFICIT                 (253,817)
                                                                    ---------
                                                                    $       -
                                                                    =========


           See accompanying summary of significant accounting policies and notes to the financial statements

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                            STATEMENTS OF OPERATIONS

                                                           For The Years Ended
                                                               September 30,
                                                           ---------------------
                                                           1997            1996
                                                       ------------   ------------
COST AND EXPENSES
  General and administrative.......................    $  15,623          $       -
                                                       ---------          ---------
                                      OPERATING LOSS     (15,623)                 -

INTEREST EXPENSE...................................      (12,687)           (11,832)

INCOME TAX BENEFIT (EXPENSE) (NOTE D)
  Current..........................................        8,494              3,550
  Deferred.........................................       (8,494)            (3,550)
                                                       ---------          ---------
                                            NET LOSS     (28,310)           (11,832)
                                                       =========          =========
                 WEIGHTED AVERAGE SHARES OUTSTANDING   3,999,929          3,999,929
                                                       =========          =========
                                  NET LOSS PER SHARE       *                  *
                                                       =========          =========

*  Less than $.01 per share


           See accompanying summary of significant accounting policies and notes to the financial statements

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                            STATEMENTS OF CASH FLOWS

                                                           For The Years Ended
                                                               September 30,
                                                           ---------------------
                                                           1997            1996
                                                       ------------   ------------
OPERATING ACTIVITIES
  Net loss......................................       $ (28,310)        (11,832)
  Changes in current assets and
    current liabilities
      Accounts payable and
      Accrued expenses..........................          28,310          11,832
                                                       ---------       ---------
                                  NET CASH (USED IN)
                                OPERATING ACTIVITIES           -               -
                                                       ---------       ---------
                             NET INCREASE (DECREASE)
                        IN CASH AND CASH EQUIVALENTS           -               -

   Cash and cash equivalents
     at beginning of year.......................               -               -
                                                       ---------       ---------
                          CASH AND CASH EQUIVALENTS
                                     AT END OF YEAR    $       -       $       -
                                                       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

   Interest.....................................       $       -       $       -
                                                       =========       =========
   Income taxes.................................       $       -       $       -
                                                       =========       =========



           See accompanying summary of significant accounting policies and notes to the financial statements

                    SOUTHWESTERN ENVIRONMENTAL STAGE COMPANY

                         (A DEVELOPMENTAL STAGE COMPANY)


                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                    October 1, 1995 trough September 30, 1997


                                                        Common Stock              Additional
                                                                                   Paid-in        Accumulated          Total
                                                   Shares         Par Value        Capital          Deficit           Deficit
                                               ---------------  --------------  ---------------  ---------------   --------------
BALANCE AS OF OCTOBER 1, 1995                       3,999,929     $  40,000      $3,468,704      $(3,722,39)          $(213,675)

Net loss for the year.......................                -             -               -         (11,832)            (11,832)
                                                    ---------     ---------      ----------      ----------           ---------
BALANCE AS OF SEPTEMBER 30, 1996                    3,999,929        40,000       3,468,704      (3,734,211)           (225,507)

Net loss for the year.......................                -             -               -         (28,310)            (28,310)
                                                    ---------     ---------      ----------      ----------           ---------
BALANCE AS OF SEPTEMBER 30, 1997                    3,999,929        40,000       3,468,704      (3,762,521)           (253,817)
                                                    =========     =========      ==========      ==========           =========

           See accompanying summary of significant accounting policies and notes to the financial statements

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                   Summary of Significant Accounting Policies

                               September 30, 1997

Cash equivalents
For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less.

Net loss per share
Net loss per share is based on the weighted average number of common shares outstanding for the periods presented.

Income taxes
The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements.

Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or receivable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

New accounting pronouncements
The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" as of October 1, 1996. This statement supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share". As a result, the Company has changed from one generally accepted accounting principal to another.

The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" as of October 1, 1996. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees". The Company is not required to adopt the fair value based recognition provisions prescribed by SFAS No. 123 and has elected only to comply with the disclosure requirements set forth in the statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been adopted.

Adoption of the Statements did not have material impact on the accompanying financial statements.
                                      F-7

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                          Notes to Financial Statements

                               September 30, 1997

Note A:  Nature of Organization
         Southwestern Environmental Corp. ( the "Company"), formerly known as Blue Grass Breeders, Inc., was incorporated in Colorado on June 9, 1981. The Company completed an initial public offering of its $.01 par value common stock in February 1983. Net proceeds from the offering were approximately $2 million after deducting the costs of the offering.

         The Company has generated revenue from two primary sources. From February 1983 through March 30, 1991, the Company was engaged in the business of acquiring, breeding and selling thoroughbreds and quarterhorses and from October 1, 1993 through December 15, 1994, the Company was engaged in the manufacture and sale of computer hardware and software.

         The Company ceased operations in both industries due to continued losses and the inability to meet obligations. As shown in the financial statements, the Company incurred cumulative losses of $3,762,521 through September 30,1997.

         The Company abandoned the horse breeding business in March 1991 and the computer hardware and software business in December 1994. From April1, 1991 through September 31, 1993, and from December 15, 1994 through September 30, 1997 the Company was an inactive shell corporation.

Note B:  Related party transactions
         The Company utilized office space on a rent-free basis from the president of the Company for all periods presented. The Company does not plan to change this arrangement in the foreseeable future.

Note C:  The Note is payable to a private party
         with interest at 7% due on demand, convertible
         to common stock at the option of Tanaka Capital
         Limited at 60% of the applicable market price .......     $150,000
                                                                   ========

     Interest expense accrued on the note was $12,687 and $11,832, respectively, for the years ended September 30, 1997 and 1996.

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                               September 30, 1997

Note D:  Income Taxes
         At September 30, 1997, deferred taxes consisted of the following:
         Deferred tax asset,
          net operating loss carryforward .....................  $ 1,128,756
         Valuation allowance ..................................   (1,128,756)
                                                                 -----------
         Net deferred taxes ...................................  $         -
                                                                 ===========

         The Company has available, as of September 30, 1997, unused Federal and State operating loss carryfowards of approximately $1,128,756, which expire through the years 2011 and 2011, respectively. The loss carryfoward may not be available to the Company as its line of business or its ownership changed substantially.

         The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Note E:  Stock options
         The Company has granted to certain individuals and entities options to purchase common stock in exchange for services and debt forgiveness. Activity with respect to this unqualified plan is as follows:

         Unissued options .................................               -
                                                                  =========
         Number of shares .................................         324,396
                                                                  =========
         Option price per share ...........................       $    0.02
                                                                  =========
         Number of shares exercisable
           at September 30, 1997 ..........................         324,396
                                                                  =========

         During the years ended September 30, 1997 and 1996, no shares became exercisable, were exercised or expired. The options to purchase common stock at $.02 per share expire on August 3, 1998.

Note F:  Loss of control
         If the Company is successful in its effort to merge with or acquire an existing privately held company, the majority of the Company may rest with the former shareholders of the merged or acquired company. Therefore, significant changes may be made to the present slate of officers and directors of the Company.

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                               September 30, 1997

Note G:  Going concern
         As of September 30, 1997, the Company has suffered continuing operating losses and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern.

         Management plans to seek a merger candidate, consummate a merger, and become a profitable operating company. Certain members of management plan to work without compensation to seek and evaluate potential merger candidates. Principal shareholders plan to underwrite the Company's obligation until such time as a merger is completed. There is no assurance that the Company will be successful in consuming a merger with a privately held company or that such a merger will result in profitable operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SOUTHWESTERN ENVIRONMENTAL CORP.



Dated:  May 14, 1998            By:  /s/ Joseph Dunn
                                    Joseph Dunn, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                        Date



/s/ Joseph Dunn
Joseph Dunn                          President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Director



/s/ Michael C. Hinton
Michael C. Hinton                    Secretary and Director