Form 10QSB
period 1997-12-31
SOUTHWESTERN ENVIRONMENTAL CORP
filed 1998-07-07
CIK 700890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1997              Commission File Number 0-109659
                  -----------------                                     --------


                        SOUTHWESTERN ENVIRONMENTAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                    93-0962072
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2020 Alpine Drive,     Colorado Springs, Colorado            80909
--------------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip code)

                                 (719) 633-5301
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

1801 Century Park East, 25th Floor, Los Angeles, California             90067
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes _____ No __X__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.01 par value                          3,999,929
--------------------------------------------------------------------------------
            Class                  Number of shares outstanding at June 26, 1998

================================================================================
                     This document is comprised of 8 pages.

FORM 10QSB
1ST QUARTER





                                      INDEX

                                                                          Page
                                                                          ----

PART I  FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet - December 31, 1997 (Unaudited)...........    3

     Condensed statements of operations  Three months ended
      December 31, 1997 and December 31, 1996 (Unaudited)..............    4

     Condensed statements of cash flows  Three months ended
       December 31, 1997 and December 31, 1996 (Unaudited).............    5

     Notes to condensed financial statements (Unaudited)...............    6

     Item 2.  Plan of operation........................................    7


PART II  OTHER INFORMATION ............................................    7

     Item 1.  Legal Proceedings
     Item 2.  Changes In Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters To A Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures .......................................................    8


     * The accompanying financial statements are not covered by an independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                             Condensed Balance Sheet

                                December 31, 1997

                                     ASSETS


                                        TOTAL ASSETS   $_______________________-


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES

  Accounts payable and accrued liabilities...................  $        67,623

  Accrued interest payable ..................................           41,487

  Accrued officer compensation...............................            2,000

  Note payable ..............................................          150,000
                                                               -----------------
                                            TOTAL LIABILITIES          261,110
                                                               -----------------

SHAREHOLDERS' DEFICIT

   Common stock..............................................           40,000

   Additional paid-in capital ...............................        3,468,704

   Retained deficit .........................................       (3,769,814)
                                                               -----------------
                                  TOTAL SHAREHOLDERS' DEFICIT  $      (261,110)
                                                               -----------------

                                                               $             -
                                                               =================


            See accompanying notes to condensed financial statements

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                       Condensed Statements of Operations

                                                          Three Months Ended
                                                              December 31,
                                                       ------------------------
                                                           1997         1996
                                                       -----------  -----------

Expenses

    Officers' compensation............................ $     2,000  $         -

    Audit fees........................................       2,000            -

    Interest..........................................       3,293        2,958
                                                       -----------  -----------

Net Income (Loss) .................................... $    (7,293) $    (2,958)
                                                       ===========  ===========

Basic loss per share..................................         *            *

Basic weighted average shares outstanding.............  3,999,929     3,999,929


* Less than $.01 per share

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                       Condensed Statements of Cash Flows



                                                       Three Months Ended
                                                          December 31,
                                                       ------------------
                                                         1997      1996
                                                       --------  --------

                                 NET CASH (USED IN)
                              OPERATING ACTIVITIES     $      -  $      -

                              NET CASH PROVIDED BY
                              INVESTING ACTIVITIES     $      -  $      -

                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES     $      -  $      -

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ...................................     $      -  $      -

Cash and cash equivalents,
   beginning of year .............................     $      -  $      -
                                                       --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR ...........     $      -  $      -
                                                       ========  ========


            See accompanying notes to condensed financial statements

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                               December 31, 1997


Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated September 30, 1997 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.


Note B:  Related party transactions

The Board of Directors voted to compensate the President and Secretary $2,000 per month each, commencing December 15, 1997. $2,000 has been accrued and is unpaid at December 31, 1997.

Note C:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Any deferred income tax asset due to net operating losses is fully allowed for as there is no assurance that the Company will have future net income to utilize the operating losses.


Note D:  Notes payable

The Company has a note payable due to a company in the amount of $150,000. Interest has been accrued at 7% and is unpaid at December 31, 1997. The note is convertible to common stock at 60% of the applicable market price at the option of the holder.

Note E:  Reverse stock split

On December 15, 1997, the Board of Directors approved a reverse split of the outstanding shares of common stock, one existing share for up to twenty new shares of the Company. The date and amount of the reverse split will be at the discretion of the Board. At the time of the reverse split, there will be no change in either the par value or the number of authorized common shares of the Company.

Part I. Item 2. Plan of operation


                        SOUTHWESTERN ENVIRONMENTAL CORP.


PLAN OF OPERATION

The plan of the Company's management, for the next twelve months, is to focus on acquiring an operating entity. Management has been seeking possible merger candidates and expects to consummate a transaction in the near future. Certain members of management plan to work, deferring payment of compensation, to seek and evaluate potential merger candidates. Principal shareholders plan to underwrite the Company's obligations until such time as a merger is completed. There is no assurance that the Company will be successful in consummating a merger with a privately held company or that such a merger will result in profitable operations.

RESULTS OF OPERATIONS

No operations were conducted during the most recent quarter. Since December 1994, the Company has been an inactive shell company. Any expenses incurred since then have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934.

FINANCIAL CONDITION

As of December 31, 1997 the Company had $111,110 of current liabilities related to legal and accounting fees and accrued interest expense.


PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

        (a)  Exhibits

               27*  Financial Data Schedule.

        (b) The Company filed no reports on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended December 31, 1997 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        SOUTHWESTERN ENVIRONMENTAL CORP.
                        --------------------------------
                                  (Registrant)


DATE: June 26, 1998                       BY:___________________________________

                                          Joseph Dunn
                                          President, Chief Executive Officer and
                                          Chief Financial Officer




DATE: June 26, 1998                       BY:___________________________________

                                          Michael C. Hinton
                                          Secretary and Director