Form 10QSB
period 1998-03-31
SOUTHWESTERN ENVIRONMENTAL CORP
filed 1998-07-07
CIK 700890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1998                Commission File Number 0-109659
                   --------------                                       --------


                        SOUTHWESTERN ENVIRONMENTAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                     93-0962072
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2020 Alpine Drive,     Colorado Springs, Colorado                     80909
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

--------------------------------------------------------------------------------

                     This document is comprised of 8 pages.

FORM 10QSB
2ND QUARTER



                                      INDEX

                                                                        Page
                                                                        ----

PART I  FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet as of
         March 31, 1998 (Unaudited).................................     3

     Condensed statements of operations  Three  and six months ended
      March 31, 1998 and  1997 (Unaudited) .........................     4

     Condensed statements of cash flows Six months ended
       March 31, 1998 and 1997 (Unaudited) .........................     5

     Notes to condensed financial statements (Unaudited) ...........     6

     Item 2.  Plan of operation.....................................     7


PART II  OTHER INFORMATION .........................................     7

     Item 1.  Legal Proceedings
     Item 2.  Changes In Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters To A Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures ....................................................     8




     * The accompanying financial statements are not covered by an independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                             Condensed Balance Sheet

                                 March 31, 1998

                                     ASSETS


                                              TOTAL ASSETS  $__________________-



                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES

   Accounts payable and accrued liabilities...............  $      67,623

   Accrued interest payable ..............................         44,882

   Accrued officer compensation...........................         14,000

   Note payable ..........................................        150,000
                                                            -------------
                                         TOTAL LIABILITIES        276,505
                                                            -------------

SHAREHOLDERS' DEFICIT

   Common stock...........................................         40,000

   Additional paid-in capital ............................      3,468,704

   Retained deficit ......................................     (3,785,209)
                                                            -------------
                               TOTAL SHAREHOLDERS' DEFICIT  $    (276,505)
                                                            -------------

                                                            $           -
                                                            -------------




            See accompanying notes to condensed financial statements

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                       Condensed Statements of Operations


                                      Three months ended         Six months ended
                                           March 31,                 March 31,
                                   -------------------------  ------------------------
                                       1998         1997          1998         1997
                                   ------------  -----------  -----------  -----------
Expenses
  Officers' compensation.........  $     12,000  $         -  $    14,000  $         -
                                                                                     -
  Audit fees.....................             -            -        2,000            -
   Interest......................         3,395        3,172        6,688        6,344
                                   ------------  -----------  -----------  -----------

Net Income (Loss)                  $    (15,395) $    (3,172) $   (22,688) $    (6,344)
                                   ============  ===========  ===========  ===========

Basic loss per share ............        *            *            *             *

Basic shares outstanding.........     3,999,929    3,999,929    3,999,929    3,999,929
                                   ============  ===========  ===========  ===========

* Less than $.01 per share





            See accompanying notes to condensed financial statements

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                       Condensed Statements of Cash Flows


                                                            Six Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------    ---------

                                    NET CASH (USED IN)
                                  OPERATING ACTIVITIES   $        -    $       -

                                  NET CASH PROVIDED BY
                                  INVESTING ACTIVITIES            -            -

                                  NET CASH PROVIDED BY
                                  FINANCING ACTIVITIES            -            -
                                                         ----------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS........................................            -            -

Cash and cash equivalents,
   beginning of year..................................            -            -
                                                         ----------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR................            -            -
                                                         ==========    =========






            See accompanying notes to condensed financial statements

                        SOUTHWESTERN ENVIRONMENTAL CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1998


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

Note B:  Related party transactions

The Board of Directors voted to compensate the President and Secretary $2,000 per month each, commencing December 15, 1997. $14,000 has been accrued and is unpaid at March 31, 1998.

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

FINANCIAL CONDITION

As of March 31, 1998 the Company had $126,505 of current liabilities related to accounting and legal fees and interest expense.

PART II  OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  27*  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended March 31, 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        SOUTHWESTERN ENVIRONMENTAL CORP.
                                  (Registrant)




DATE:  June 26, 1998                  BY: ______________________________________

                                          Joseph Dunn
                                          President, Chief Executive Officer and
                                          Chief Financial Officer



DATE:  June 26, 1998                  BY: ______________________________________

                                          Michael C. Hinton
                                          Secretary and Director