Form 10QSB
period 1998-06-30
CITA BIOMEDICAL INC
filed 1999-02-05
CIK 700890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1998                 Commission File Number 0-109659



                              CITA BIOMEDICAL, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


            COLORADO                                       93-0962072
_______________________________                _________________________________
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


9025 Wilshire Blvd., Suite 301, Los Angeles, California         90211
_______________________________________________________      __________
  (Address of principal executive offices)                   (Zip code)

                                 (310) 550-4965
              ____________________________________________________
              (Registrant's telephone number, including area code)

            Southwestern Environmental Corp.1801 Century Park East,
                        25th Floor,Los Angeles, CA 90067
              _____________________________________________________
                        (Former name, former address and
               former fiscal year, if changed since last report.)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.01 par value                           11,499,929
_____________________________                ______________________________
           Class                              Number of shares outstanding
                                                  at December 14, 1998


                     This document is comprised of 9 pages.

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet as of
         June 30, 1998 (Unaudited)                                         3

     Condensed statements of operations - three and nine
        months ended June 30, 1998 and 1997 (Unaudited)                    4

     Condensed statements of cash flows - nine months ended
       June 30, 1998 and 1997 (Unaudited)                                  5

     Notes to condensed financial statements (Unaudited)                   6

     Item 2.  Plan of operation                                            8


     PART II - OTHER INFORMATION                                           8

     Item 1. Legal Proceedings
     Item 2. Changes In Securities
     Item 3. Defaults Upon Senior Securities
     Item 4. Submission of Matters to A Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K

     Signatures                                                            9




     * The accompanying financial statements are not covered by an independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                              CITA BIOMEDICAL, INC.

                             Condensed Balance Sheet

                                  June 30, 1998

                                     ASSETS

                                           TOTAL ASSETS       $           -
                                                              =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
   Accounts payable and accrued liabilities                   $      61,163
   Accrued interest payable                                          46,255
   Accrued officer compensation                                      26,000
    Indebtedness to related party                                     8,000
   Note payable                                                     150,000
                                                              -------------
                                      TOTAL LIABILITIES             291,418
                                                              -------------


SHAREHOLDERS' DEFICIT
   Common stock                                                      40,000
   Additional paid-in capital                                     3,468,704
   Retained deficit                                              (3,800,122)
                                                              -------------
                            TOTAL SHAREHOLDERS' DEFICIT            (291,418)
                                                              -------------
                                                              $           -
                                                              =============





















            See accompanying notes to condensed financial statements

                              CITA BIOMEDICAL, INC.

                                              Condensed Statements of Operations


                                      Three months ended                Nine months ended
                                           June 30,                          June 30,
                               ---------------------------------------------------------------
                                    1998            1997             1998              1997
                               ----------------------------     ------------------------------
Expenses
  Officers' compensation       $   12,000      $        -       $   26,000       $         -
  Legal and accounting              1,539               -            3,539                 -
   Interest                         1,373           3,172            8,061             6,344

Net Income (Loss)              $  (14,912)     $   (3,172)      $  (37,600)      $    (6,344)
                               ==========      ==========       ==========       ===========

Basic loss per share                *               *                *                 *
Basic shares outstanding        3,999,929       3,999,929        3,999,929         3,999,929
                               ==========      ==========       ==========       ===========

* Less than $.01 per share


























            See accompanying notes to condensed financial statements
                                       -4-

                              CITA BIOMEDICAL, INC.

                       Condensed Statements of Cash Flows

                                                        Nine Months Ended
                                                             June 30,
                                                    --------------------------
                                                       1998            1997
                                                    ---------       ----------
                                 NET CASH (USED IN)
                               OPERATING ACTIVITIES $ (8,000)       $        -

Cash flows from financing activities:
     Proceeds from related party advance               8,000                 -
                                                    --------        ----------
                               NET CASH PROVIDED BY
                               FINANCING ACTIVITIES    8,000                 -
                                                    --------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                           -                 -

Cash and cash equivalents,
     beginning of period                                   -                 -
                                                    --------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   -                 -
                                                    ========        ==========






























            See accompanying notes to condensed financial statements
                                       -5-

                              CITA BIOMEDICAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1998
Note A: Basis of presentation

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

Note B: Related party transactions

A business associate paid certain obligations totaling $8,000 for the Company during the nine months ended June 30, 1998. The accompanying financial statements reflect an expense and corresponding credit to contributed capital for the payment of the obligations.

The Board of Directors previously voted to compensate the President and Secretary $2,000 per month each, commencing December 15, 1997. $26,000 has been accrued and is unpaid at June 30, 1998.

Note C: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Any deferred income tax asset due to net operating losses is fully allowed for, as there is no assurance that the Company will have future net income to utilize the operating losses.

Note D: Notes payable

The Company is indebted to another company the amount of $150,000 pursuant to the terms of a note payable. Interest has been accrued at 7% and totaled $46,255 at June 30, 1998. The note is convertible to common stock at 60% of the applicable market price at the option of the holder.

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

                              CITA BIOMEDICAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1998

Note F:  Subsequent events

On August 4, 1998, 1998, the Company issued 4.2 million shares of common stock to Tanaka Capital Limited in exchange for a note payable in the amount of $150,000 and accrued interest totaling $46,255 at June 30, 1998.

On September 20, 1998, the Company issued 200,000 shares of common stock to a consultant who consulted with the Company on reorganization and restructuring.

On September 20, 1998, the Company issued 500,000 shares of common stock to a consultant who consulted with the Company on reorganization, restructuring, and acquisition strategies and provided investment-banking services

On September 20, 1998, the Company issued 200,000 shares of common stock to the President of the Company in satisfaction of deferred compensation totaling $13,000 at June 30, 1998.

On September 20, 1998, the Company issued 200,000 shares of common stock to the Secretary of the Company in satisfaction of deferred compensation totaling $13,000 at June 30, 1998.

On August 12, 1998, the Company purchased all of the outstanding shares of common stock of CITAmerica, Inc. from Aviation Industries, Inc. pursuant to a Stock Purchase Agreement entered into in July 1998. The purchase was paid through the issuance of non-voting convertible preferred stock of the Registrant. The Company plans to file Form 8-K disclosing the acquisition. The president of the Company received 2.1 million shares of CITAmerica, Inc. common stock in connection with the acquisition. CITAmerica, Inc. is a Nevada corporation engaged in investigation and treatment of addiction. In conjunction with the purchase, the Company changed its name.

Part I.  Item 2.     Plan of operation

                              CITA BIOMEDICAL, INC.

PLAN OF OPERATION

The plan of the Company's management, for the next twelve months, is to operate its newly acquired subsidiary corporation, CITAmerica, Inc., profitably. In addition, management plans to seek additional merger candidates. There is no assurance that the Company will be successful in consummating additional mergers. Also, there is no assurance that the merger with CITAmerica, Inc. will result in profitable operations.

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

On August 12, 1998, The Company acquired all of the outstanding stock of an operating company. The transaction will be accounted for as a "Purchase". Under the Purchase method, the operations of the Company and its newly acquired subsidiary will be consolidated beginning on the date of purchase.

FINANCIAL CONDITION

Due to liquidity problems, the Company has been unable to make timely payments to certain creditors. As of June 30, 1998, the Company had past due trade payables totaling $41,163. Deferred payments have been negotiated with certain creditors. However, certain other creditors have suspended work on Company matters. Consequently, the Company is dependent upon the continued forbearance of its creditors. The Company is currently seeking sources of working capital financing sufficient to fund delinquent balances and meet ongoing trade obligations. However, during the period from July 1 through November 30, 1998, the Company liquidated certain liabilities with the issuance of common stock. The Company extinguished a note payable for $150,000 and related accrued interest totaling $46,255 at June 30, 1998 with 4.2 million shares of common stock. In addition, the Company issued 400,000 shares of common stock to its officers in satisfaction of deferred compensation obligations totaling $26,000 at June 30, 1998.

PART II - OTHER INFORMATION

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  27*  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine months ended June 30, 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              CITA BIOMEDICAL, INC.
                                  (Registrant)






DATE: January 28,1999                  BY: /s/ Joseph Dunn
      ________________                    _______________________________
                                          Joseph Dunn
                                          President, Chief Executive Officer and
                                          Chief Financial Officer




DATE: December 28, 1998                BY: /s/ Michael C. Hinton
      ________________                    _______________________________
                                          Michael C. Hinton
                                          Secretary and Director