Form 10QSB
period 1998-09-30
CITA BIOMEDICAL INC
filed 1999-04-30
CIK 700890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from
July 1, 1998 to September 30, 1998               Commission File Number 0-109659



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

            Southwestern Environmental Corp. 1801 Century Park East,
                        25th Floor,Los Angeles, CA 90067
              _____________________________________________________
                        (Former name, former address and
               former fiscal year, if changed since last report.)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.01 par value                           7,766,662
_____________________________                ______________________________
           Class                              Number of shares outstanding
                                                   at April 20, 1999


                     This document is comprised of 11 pages.

FORM 10-QSB
TRANSITION PERIOD FROM JULY 1, 1998 TO SEPTEMBER 30, 1998

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed consolidated balance sheet as of
        September 30, 1998 (Unaudited)                                        3

     Condensed consolidated statements of operations -
        three and nine months ended
        September 30, 1998 and 1997 (Unaudited)                               4

     Condensed  consolidated  statements  of  cash  flows  -
        nine  months  ended September 30, 1998 and 1997 (Unaudited)           5

     Notes to condensed consolidated financial statements (Unaudited)         6

     Item 2.  Plan of operation                                              10


PART II - OTHER INFORMATION                                                  11

     Item 1.  Legal Proceedings
     Item 2.  Changes In Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to A Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

      Signatures                                                             11




     * The accompanying financial statements are not covered by an independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                              CITA BIOMEDICAL, INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                               September 30, 1998

                                     ASSETS

CASH ...............................................................         $     5,619
OTHER NON-CURRENT ASSETS ..................................................       13,891
PATENT RIGHTS .............................................................    2,303,400
                                                                             -----------
                                                              TOTAL ASSETS   $ 2,322,910
                                                                             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued liabilities ...............................      116,245
                                                                             -----------
                                                         TOTAL LIABILITIES       116,245
                                                                             -----------


SHAREHOLDERS' EQUITY
   Preferred stock $.10 par value, convertible
      (stated at liquidation preference of $2,200
      per share), authorized 4,000,000 shares,
      issued 1,000 shares .......................................              2,200,000
   Common stock at $.01 par value
      authorized 18,000,000 shares, issued 7,766,662 shares .................     77,667
   Additional paid-in capital ...............................................  3,772,475
   Retained deficit ......................................................... (3,843,477)
                                                                             -----------
                                                TOTAL SHAREHOLDERS' EQUITY     2,206,665
                                                                             -----------

                                                                             $ 2,322,910
                                                                             ===========




















See accompanying notes to unaudited condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three months ended                      Nine months ended
                                                                 September 30,                          September 30,
                                                      ------------------------------------    -----------------------------------
                                                           1998                1997                1998                1997
                                                      ----------------    ----------------    ---------------     ---------------

REVENUE.......................................        $         60,950                   -    $        60,950                   -
COST OF REVENUES..............................                  26,685                   -             26,685                   -
                                                      ----------------    ----------------    ---------------     ---------------
GROSS PROFIT..................................                  34,265                   -             34,265                   -

Expenses
  Officers' compensation......................                   6,000                   -             30,000                   -
  General and administrative..................                  68,839               5,208             70,379              15,623
  Interest....................................                   2,781               4,229              7,550              12,687
                                                      ----------------    ----------------    ---------------     ---------------

Net Income (Loss).............................        $        (43,355)   $         (9,437)   $       (73,664)    $       (28,310)
                                                      ================    ================    ===============     ===============

Basic income (loss) per share.................        $           (.02)   $           (.04)   $          (.07)    $          (.11)
                                                      ================    ================    ===============     ===============

Basic weighted shares outstanding.............               2,766,662             266,662          1,099,995             266,662
                                                      ================    ================    ===============     ===============


























See accompanying notes to unaudited condensed consolidated financial statements.
                                       -4-

                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                  ----------------------------------
                                                                       1998               1997
                                                                  ---------------    ---------------

                                         NET CASH PROVIDED BY
                                         OPERATING ACTIVITIES     $         5,619    $             -


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS...............................................               5,619                  -

Cash and cash equivalents,
   beginning of period.......................................                   -                  -
                                                                  ---------------    ---------------

                     CASH AND CASH EQUIVALENTS, END OF PERIOD     $         5,619    $             -
                                                                  ===============    ===============




Non-cash financing activities:

During the three months ended September 30, 1998 the Company converted a note payable of $150,000 and related accrued interest of $49,038 to 4,200,000 unrestricted common shares.























See accompanying notes to unaudited condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998

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

Note B:  Related party transactions

During the three months ended September 30, the Company issued 2,200,000 shares of its common stock, valued at $103,400 to the President for payment of finders' fees related to the acquisition of CITA Americas, Inc. The transaction was valued based on the conversion rate (.047 cents per share) of the Tanaka Capital Limited note as described below. The amount has been recorded as part of the purchase price.

The Board of Directors previously voted to compensate the President and Secretary $2,000 per month each, commencing December 15, 1997 through the month in which the Company closed on an acquisition. The Company closed on its acquisition of CITA Americas, Inc. on August 12, 1998, therefore total accrued compensation expense totaled $16,000 each. The amounts due to the officers at August 12, 1998 were satisfied by the issuance of 200,000 shares of the Company's restricted common stock to each of the officers.

During 1998, an affiliate of the Company acquired the Company's 7% $150,000 note payable and accrued interest of $49,038 to Tanaka Capital Limited. The Company converted the note to 4,200,000 shares of the Company's unrestricted common shares. The shares were issued in two certificates of 2,100,000 shares each to corporations owned or controlled by affiliates of the Company. One certificate was issued on August 4, 1998, the other on October 8, 1998, both certificates were issued on a "post-split" basis.
See Note D - Reverse stock split.

The terms of the promissory note included certain terms for conversion, such as the conversion being subject to the stock becoming available pursuant to a vote of the current shareholders to increase the capitalization of the Company. Further the conversion was to be based on the average of certain market quotations five days prior to the date of conversion discounted by 60%. To negotiate the conversion of the note, dated June 21, 1994, which was due and payable on June 21, 1995, management agreed to convert the note at approximately
 .047 cents per share. The Company's common stock had been thinly traded and the market prices during the period of negotiations were in management's opinion negligible. The promissory note was originally issued as payment for the Company's repurchase of 1,000,000 of its common shares that had been sold to Tanaka Capital Limited for $50,000.

                              CITA BIOMEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998


Note B:  Related party transactions continued

On September 20, 1998, the Company issued 200,000 shares of common stock to a previous officer of the Company, who consulted with the Company on reorganization and restructuring. The transaction was recorded at the cost of the services which was $2,000.

On September 20, 1998, the Company issued 500,000 shares of common stock to an affiliate who consulted with the Company on reorganization, restructuring, and acquisition strategies and provided investment-banking services. The transaction was recorded at the cost of the services which were $5,000. The affiliate also was party to the transaction regarding the conversion of the Tanaka Capital Limited note as described above.

Note C:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Any deferred income tax asset due to net operating losses is fully allowed for, as there is no assurance that the Company will have future net income to utilize the operating losses.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses.

Note D:  Reverse stock split

On December 15, 1997, the shareholders approved a reverse split of the outstanding shares of common stock, one existing share for up to twenty new shares of the Company. The reverse split was effective August 14, 1998, whereby one share was exchanged for every fifteen shares outstanding. There was no change in either the par value or the number of authorized common shares of the Company. - See Note F, Shareholders' Equity

Note E:  Acquisition of CITA Americas, Inc.

On August 12, 1998, the Company purchased all of the outstanding shares of common stock of CITA Americas, Inc. from Aviation Industries, Inc. pursuant to a Stock Purchase Agreement entered into in July 1998. The purchase was paid through the issuance of non-voting .10 par value convertible preferred stock of the Company with a liquidation value of $2,200,000. The president of the Company received 2.2 million shares of the Company's restricted common stock, valued at $103,400, in connection with the acquisition. CITA Americas, Inc. is a Nevada corporation engaged in the investigation and treatment of addiction. In conjunction with the purchase, the Company changed its name from Southwestern Environmental Corp. to CITA Biomedical, Inc.

                              CITA BIOMEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998

Note E:  Acquisition of CITA Americas, Inc. continued

The acquisition has been accounted for as a purchase. The only asset of CITA Americas, Inc. as of the date of purchase were the pending patent rights to use and exploit the CITA Method worldwide and all servicemarks used in connection therewith, including UROD, CITA. The Company anticipates successful defense and receipt of the patent. The purchase price of $2,200,000 along with the acquisition costs of $103,400 have been fully allocated to the patent rights.

The costs assigned to the patent rights will be amortized on a straight-line basis over the estimated useful life of the rights, which are approximately seventeen years. The Company regularly reviews the recoverability of intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying values of the intangibles. There can be no certainty that the full amount of the recorded assets may be recovered.

CITA Americas, Inc. had received a total of approximately $61,500 of working capital advances from the prior owner. Other than the $61,500 liability, no other liabilities were known to management at the date of the Company's acquisition of the outstanding stock of CITA Americas, Inc. The previous owner of the CITA name, license and patent rights acquired by CITA Americas, Inc. had incurred significant liabilities during the period prior to the patents rights transfer to CITA Americas, Inc. The Company believes it has no legal responsibility for those obligations, however in order to continue to do business in good faith with certain vendors and medical facilities to whom the previous owner was indebted, the Company may agree to pay certain liabilities for which the Company anticipates reimbursement from the previous owner.

The Company has made no estimates with respect to future amounts that will be due from the previous owner for payment of past-due obligations. As of September 30, 1998, the Company has paid approximately $5,300 of these prior obligations. Those payments were charged against the amount due to the previous owner. The net amount due to the previous owner of $56,300 is included in accounts payable. Management anticipates reducing this amount as the Company pays prior obligations of the previous owner.

In the event that any reimbursements, in excess of the $56,300 due to the previous owner at September 30, 1998, are not made, the Company believes that a re-negotiation of the $2,200,000 purchase price can be made.

                              CITA BIOMEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998

Note F:  Shareholders' equity

The  following  is  a  summary  of  significant   transactions  and  changes  in
shareholders' equity at September 30, 1998.

                            Preferred Stock               Common Stock
                        -------------------------   -----------------------    Additional                           Total
                                     Liquidation                      Par       Paid-in         Retained          (Deficit)
                         Shares         Value        Shares          Value      Capital          Deficit           Equity
                        --------     -----------    ----------    -------     ------------    ------------     -------------
Balance, 6/30/98               -     $         -     3,999,929    $40,000     $  3,468,704    $(3,800,122)     $    (291,418)
                        ========     ===========    ==========    =======     ============    ============     =============

Restated for effect of
15:1 Reverse split             -               -       266,662      2,667        3,506,037     (3,800,122)          (291,418)

Debt conversion                                     4,200,000     42,000          157,038               -            199,038

Acquisition of
  CITA Americas            1,000       2,200,000     2,200,000     22,000           81,400               -         2,303,400

Issued for services            -               -     1,100,000     11,000           28,000               -            39,000

Net loss for three
 Months ended
 9/30/98                       -               -             -          -                -        (43,355)           (43,355)
                        --------     -----------    ----------    -------     ------------    ------------     -------------

Balance, 9/30/98           1,000      $2,200,000     7,766,662    $77,667     $  3,772,475    $(3,843,477)     $   2,206,665
                        ========     ===========    ==========    =======     ============    ============     =============


The 1,000 preferred shares have no voting rights, however they have a liquidation preference of $2,200,000. The shares are convertible, at the option of the holder, within one year of August 12, 1998 to common shares of the Company valued at $2,200,000. Depending on the prevailing market value at the time of conversion, such conversion could be substantially dilutive to current shareholders.

Note G:  Change in year-end

In conjunction with the Company's acquisition of CITA Americas, Inc., the board of directors approved the change in the Company's fiscal year-end from September 30 to a calendar year end.

Part I.  Item 2.     Plan of operation

                              CITA BIOMEDICAL, INC.
PLAN OF OPERATION
CITA Biomedical, Inc., (the "Registrant") the Center for the Investigation and Treatment of Addiction, owns worldwide rights to its proprietary procedure (patent pending) known as UROD or Ultra Rapid Opiate Detox ("UROD"). With UROD, a person addicted to heroin, other opiate based drugs including narcotic painkillers or methadone may be detoxified in a matter if 4 to 7 hours while under a general anesthetic. The procedure is performed by CITA certified anesthesiologists in a CITA approved and licensed hospital. Following the CITA UROD procedure the patient embarks on a six-month medication and therapy regimen that is the key to the 55 to 70% long-term success of remaining free of opiate addiction. Traditional detox has a 7 to 15% long-term rate of success.

The plan of the  Registrant's  management,  for the next  twelve  months,  is to operate its newly acquired subsidiary corporation, CITA Americas, Inc., profitably. In addition, management plans to seek additional operating centers for its CITA method. As of April 28, 1999, the Registrant has signed agreements with three centers. There is no assurance that the Registrant will be successful in obtaining additional operating centers. Also, there is no assurance that the merger with CITA Americas, Inc. will result in profitable operations.

RESULTS OF OPERATIONS
From December 1994 to August 12, 1998, the Company had been an inactive shell company. Expenses incurred during that period have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934.

On August 12, 1998, The Company acquired all of the outstanding stock of an operating company. The transaction was accounted for as a "Purchase". Under the Purchase method, the operations of the Company and its newly acquired subsidiary were consolidated beginning on the date of purchase.

Revenue from the Company's subsidiary CITA Americas, Inc. totaled $60,950 for the period from August 12, 1998 through September 30, 1998, with related cost of services of $26,685. The Company had no operations prior to August 12, 1998

FINANCIAL CONDITION
During the period from July 1 through September 30, 1998, the Registrant liquidated certain liabilities with the issuance of common stock. The Registrant converted a 7% $150,000 note payable and related accrued interest totaling $49,038 to 4.2 million shares of unrestricted common stock. In addition, the Company issued 400,000 shares of restricted common stock to its officers in satisfaction of deferred compensation obligations totaling $32,000.

The Registrant has experienced losses since 1994 as a result of efforts to find a suitable merger or acquisition candidate. Since its acquisition of CITA Americas, Inc., and the commencing of operations, the Registrant has continued to incur operating losses, and negligible cash flow from operations. Due to liquidity problems, the Registrant has been unable to make timely payments to certain creditors. As of September 30, 1998, the Company had past due trade payables totaling $59,945. In the aggregate, these indicators raise substantial doubt about the Registrant's ability to continue as a going concern.

Deferred payments have been negotiated with certain creditors and the Registrant is actively pursuing new operating centers which management believes will provide positive working capital. There is no assurance that new centers will be obtained, or if acquired, that they will provide sufficient working capital.

PART II - OTHER INFORMATION

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  27*  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the three months ended September 30, 1998.




                                   SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CITA BIOMEDICAL, INC.
                                  (Registrant)






DATE: April 30,1999                   BY: /s/ Joseph Dunn
      ________________                    _______________________________
                                          Joseph Dunn
                                          President, Chief Executive Officer and
                                          Chief Financial Officer




DATE: April 30,1999                   BY: /s/ Michael C. Hinton
      ________________                    _______________________________
                                          Michael C. Hinton
                                          Secretary and Director