Form 10KSB
period 1998-12-31
CITA BIOMEDICAL INC
filed 1999-10-07
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1998.

Commission File No. 0-109659

                              CITA BIOMEDICAL, INC.

            COLORADO                                             93-0962072
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

             9025 Wilshire Blvd. Suite 301, Beverly Hills, CA 90211
             ------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: (310) 550-4965. Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: $.0l Par Value Common Stock.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No  X
    ------       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part M of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Issuer's revenues for the most recent fiscal year: $172,634

The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $3,874,996.50. The aggregate market value was based upon the mean between the closing bid and asked price for the shares of common stock as reported by the National Association of Securities Dealers, Inc. as of December 31, 1998.

Number of shares outstanding of each of the issuer's classes of common equity, as of December 31 1998; 7,766,662 shares of common stock & 1000 shares of preferred stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits.

Transitional Small Business Disclosure Format: Yes          No  X
                                                  -----       -----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

A)       General

         Southwestern Environmental Corp. (the "Company") was incorporated in Colorado on June 9, 1981, under the name "Blue Grass Breeders, Inc." The Company was formed for the purpose of engaging in the business of acquiring, breeding, racing and selling thoroughbred horses. The Company completed an initial public offering of its $.0l par value common shares (the "Common Shares") in February 1983, receiving net proceeds of approximately $2,134,000.

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

         On December 15, 1997 a special meeting of the shareholders of the Company was held whereby Joseph Dunn and Michael Hinton were elected to serve as Directors of the Company. On August 12, 1998 the Company purchased CITA
Americas, Inc., (a Nevada Corporation), from Aviation Industries for 1,000 convertible preferred shares valued at $896,444 with a liquidation value of $2.2 million, and with a purchase price adjustment provision at the end of twelve months whereby the purchase price maybe recalculated down depending on the results of the final audit. It is anticipated that such an adjustment will be made. Shortly thereafter, the Company changed its name to CITA Biomedical, Inc.

         CITA Americas, Inc. operates as a wholly owned subsidiary of CITA Biomedical and is in the business of treatment and rapid detoxification of persons addicted to opiate bases drugs whether natural or synthetic e.g. (Methadone, Heroin, Codeine, Demerol, Tylenol3. Percasat, etc.)

         The Company currently has contracts for detoxification with the University of Illinois Chicago Medical Center, Centinela Hospital in Los Angeles, and Sunset Valley Hospital, Denver. The Company anticipates opening new facilities in the coming year.

         B)       Narrative Description of Business

         Employees and Consultants

         The Company currently has 8 full time paid employees and 2 contract employees. (See "ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS"). Products

         The current primary product that the company offers is (UROD), Ultra Rapid Opiate Detoxification. This revolutionary new and non-experimental, patent pending, procedure offers successful detoxification from heroin, methadone or other opiate drugs to those individuals addicted without the typical elongated painful withdrawal discomfort. Patients are successfully detoxified in 4 - 6 hours with a hospital stay of 24 hours in most cases. Patients are put under anesthesia and are given FDA approved opiate antagonist drugs, which displaces the opiates at the receptor level. The UROD procedure helps to reset the natural state of the body receptors.

The Market

         The opiate detoxification market is growing at a rapid rate. Opiate addiction affects 0.7% of adult Americans sometime during their lifetime1. The market for detoxification services amounted to approximately $10.5 billion dollars in the U.S. alone in 1998. This represented a 6% growth over the last two years2. Heroin and opiate addiction is currently at an epidemic state both nationally as well as internationally. Between 1988 and 1995 according to National Institute in Drug Addiction (NIDA), American users spent between $9 billion and $18 billion yearly. Recent studies estimate that there are almost two million heroin users in the U.S3, and indications show the number is rising. Worldwide estimates are significantly greater. More importantly, and likely greater, is a large population of prescription opiate abusers has yet to be


--------

1 Robbins LN, Regier DA (eds):  Psychiatric Disorders in America. New York, Free
  Press,  1991
2 National  Institute on Drug Abuse:  National  Household Survey on
  Drug  Abuse.  Washington  DC, US  Government  Printing  Office,  1998
3 American Psychiatric  Association:  Practice  Guidelines  for  Treatment of
  Patients With Substance Abuse Disorders: Alcohol, Cocaine, Opiods. Washington DC American Psychiatric Association, 1995
quantified by researchers. Additionally, there are over 180,000 registered methadone addicts in the U.S4. There are an estimated 1.5 million opiate addicts in the U.S. with only 600,000 treatment slots currently available. In New York state alone, where almost 30,000 such detoxifications are done each year5 and an additional 40,000 methadone patients are addicted, the state spends almost $140 million a year on maintaining methadone addicts and $130 million for additional opiate detoxifications6


Competition

         The company considers it has two distinct competitors: A) traditional, or longer, in-patient methods of detoxification; B) methadone maintenance or methadone taper detoxification

A.  Traditional Methods of Detoxification

         Traditional forms of detoxification are generally conducted in an in-patient setting, in a hospital facility. Examples of such treatment centers would include the following:

1.   Hazelden Foundation:  A 28 day program, and costs approximately $23,000.
2.   The Betty Ford Center:  $20,000.00.
3. Cornerstone in New York: A 7-day detoxification treatment (not a program), totaling approximately $4,000, with no outpatient follow up. (This is the most typical form of conventional detoxification treatment). Aftercare is billed separately, totaling approximately $7,000.
4. National Recovery Institute: A 14-28 day program costing approximately $250 per day (average total cost $5,000). This program uses group therapy and medication, including methadone. No follow up care included in cost after detoxification is complete.
5. Methadone Maintenance: $4000.00 - $8000.00 per year with patient still addicted.

         Most centers for treatment of opiate addiction refer the patients out to a local hospital to do the detoxification portion of the treatment, and then bring the patient into an outpatient rehabilitation program. These hospital detoxification's generally costs between $4,500 and $13,000, depending on daily hospital rates, length of stay, any additional substances, etc. The main advantage these programs have over CITA is they are generally covered by third party payors, such as insurance companies and managed care entities. However, this may change in the very near future, as CITA has recently been granted reimbursement for treatment by some private insurance companies, as well as other third party, managed care groups e.g. (Creative Care Management, Chicago, Illinois).

In terms of quality and strength, CITA has several distinct advantages over the conventional methods of competition, including the following: o Success rates - traditional forms of detoxification currently have a documented 7-17% average success rate; CITA consistently enjoys a documented 60% average success rate7.

o    The usual 6-28 days for detoxification is reduced to just 6-8 hours.
o UROD is a guaranteed and 100% effective detoxification: all traces of opiates are removed.
o Trained and board-certified UROD anesthesiologists oversee and monitor the entire detoxification process, offering an even more controlled and safer environment than conventional centers.
o    No painful withdrawal symptoms are experienced while under anesthesia.
o Hospital stay is reduced to 23 to 36 hours: UROD frees hospital space for more efficient use of the facilities.
o No traumatic transition experienced between detoxification and rehabilitative treatment, thereby increasing the chances the patient will continue to go on to further therapy and rehabilitation.
o    UROD allows for an earlier return to work and home.
o    No addictive medications are used as opiate substitutions.
o UROD accelerates repair of the body's cells and increases regeneration of the natural opiates.
o    The CITA Method reduces insurance requests for re-treatment.
o    The CITA Method is the only viable treatment for methadone addicts.
o Based upon CITA's depth of experience (4,500 plus patients worldwide) and one full year of operation in the United States, CITA is now able to profitably assess and target managed care and capitated populations.

-----------------
4 National Institute on Drug Abuse: Washington DC
5 New York State  Department of Social  Services.  DHLTC FFY 1995,  Longitudinal
  Inpatient (E) 807D Report
6 Rettig RA, Yarmolinski J (eds):  Federal Regulations
  of Methadone Treatment. Washington D.C., National Academy Press; New York State Department of Services, Longitudinal Inpatient (E) 807D Report
7 Rabinowitx J, Cohen H,  Kotler M:  One-Year  Outcomes  of Ultra  Rapid
  Opiate Detoxification Combined with Naltrexone Maintenance. Journal of Drug Abuse, 1996

B.  Methadone

         Developed in Germany around World War II, methadone was brought into use in the United States in the mid 1960's as a method of treating those addicted to heroin and other illegal substances. It was endorsed by the government as a daily maintenance dose of synthetic opiates to produce a pharmacological cross-tolerance, or "blockade," so that patients would not feel any narcotic or euphoric effects if they were to self-administer a normal dose of a short acting narcotic (e.g., heroin).

         Methadone's intended use was four fold: 1) to counter the problem of addicts' highs and lows (severe sickness and mood swings), allowing this population to go back to work and normal daily functions; 2) to control issues surrounding disease transmission through needle use (HIV); 3) to reduce criminal activity related to obtaining the substance; and 4) to contribute to the reduction of illegal drug trafficking.

         Methadone's intended goal was to safely taper addicts off of opiates, such as heroin, in a controlled environment, while offering counseling and support on the psychological end. The problem with methadone has become apparent in the increasing number of patients on the roles, the increasing amounts per dosage that the patients are receiving, and the increasing number of methadone facilities. Many patients report that their guidance counselors at the clinics have no intention of weaning the patients off of the pharmaceutical, and rarely offer counseling or help to get them detoxified.

         The CITA Method of detoxification is that solution, and CITA argues that it is the only method in existence today for the proper treatment of the methadone population. CITA's research shows that approximately 70% of the addicts receiving methadone maintenance are a treatable population, capable of leading a normal and functional lifestyle. And CITA is prepared to treat these individuals.


C.  Other Rapid Detoxification Programs

         Although there are a few other small and unknown clinics, small hospitals and sole practitioners performing one form or another of one-day detoxification, their impact is not deemed significant for the following reasons outlined below. The individual hospitals (CITA has identified three) that provide this treatment do so at the $6,000 - $10,000 price range, and have done such a small number of patients that CITA does not believe they will be able to continue operations much longer. These hospitals have no opportunity for regional or national reach, and have no capabilities of absorbing any of CITA's prospective patients or market share due to CITA's own name branding.

         The small clinics and individual doctors that compete in the one-day opiate detoxification market charge competitive prices in the upper $4000 to lower $6000 price range and are based in free-standing, and often times dangerous, clinic settings, with no regional or national reach.

         The only strength of these smaller competitors is the ability to charge low rates due to their low overhead. The weakness in this business model is twofold: one, there must be a jeopardy in safety standards and quality, especially in the failure to use appropriate and board certified medical personnel; and two, most of the individuals are not positioned as preferred providers or as Medicaid providers. CITA's advantage by partnering with established medical centers, will allow to maintain the hospital safety and credibility: precisely positioning CITA for third party reimbursement.

         In terms of quality and strength, CITA has several distinct advantages over the other rapid detoxification centers, including the following:

o The CITA Method, combining rapid detoxification with a long-term aftercare program for relapse prevention is the original method upon which all other protocols are based:
o CITA has the only method of rapid detox that is affiliated with major hospitals throughout the United States and worldwide: CITA is the leader in detoxification and rehabilitation.
o CITA's method of rapid detox is the only method that is clinically proven to be safe and effective - based on over a decade of research - and is the only one continually engaged in ongoing safety and improvement studies through CITA's Scientific and Medical Advisory Committee.

o CITA's Ultra Rapid Opiate Detoxification has been successful on over 4,000 patients world wide, and is the only such method with no mortality, morbidity or insurance claims.
o    CITA  offers  the  only  rapid  detoxification  associated  with  the  CITA
     Foundation: an organization dedicated to quality assurance, community outreach, education, charity events, research, development and humanitarian endeavors.
o The CITA Method of treating opiate dependency is the only method that combines and includes rapid detoxification with a tried and tested aftercare therapy and relapse prevention protocol.
o CITA is the only organization dedicated to rapid detoxification with a 1-800 "Hotline" for emergencies, information, or simply to speak with a counselor - 24 hours a day, 7 days a week.



         Effectiveness of Treatment

Conventional Detoxification and Aftercare

         One of the serious limitations of conventional detoxification is that many patients do not complete it. In single center studies, dropout rates have been as high as 80% for outpatient detoxification 8 and between 15% to 30% for inpatient detoxification 910(7, 9, 10). Multi-center studies report inpatient dropout rates without distinguishing between opiates and other substances. In the CATOR (Comprehensive Assessment and Treatment Outcome Research) study, based on six thousand patients from 19 treatment centers in 13 states, the dropout rates for all inpatient substance abuse programs was 16% 11. In perhaps the only national study reporting dropout rates from detoxification and treatment, which was conducted in Israel, almost half of the patients abandoned inpatient detoxification during the first week of the standard 30-day stay12. In New York State, 26% of Medicaid clients drop out of inpatient detoxification13. This amounts to an expenditure of almost $30 million per year for dropouts in New York State alone. Under the CITA Method, due to the use of general anesthesia, patients do not drop out during detoxification.

         Another limitation of conventional detoxification is that many patients are aversive to detoxification. Milby et al. (13) for example, found that 34% of methadone maintenance patients do not detoxify due to detoxification phobia. Thus, another possible advantage of anesthesia-aided detoxification is that it may facilitate the detoxification of addicted persons who are afraid to approach conventional detoxification.

         Long-term results

         It is well recognized that while detoxification is an important first step, relapse prevention requires an aftercare program (14, 15). The Drug Abuse Reporting Program (DARP), a national treatment outcome study conducted in the United States on several thousand patients from 52 different substance abuse programs, found that 75% to 85% of patients treated in detoxification-only programs relapsed within one year (15). As noted previously, completing detoxification is a barrier to treatment for many patients. Of those patients who completed conventional detoxification without dropping out and who subsequently entered an aftercare program, at least half (9, 13, 16, 17), to as many as 80% of them (18), returned to routine use of opiates within the first year. For example, in the DARP study, relapse rates for patients in after care programs ranged from 60% to 75% during the first year. Another major national study of treatment outcomes, TOPS (Treatment Outcome Prospective Study), found that of 2,280 select clients, who had successfully completed detoxification and then enrolled and started after care treatment, 57.2% had relapsed during the first year (17).

----------------------
8 Stark M: Dropping Out of Substance Abuse Treatment:  A Clinically  Oriented
  Review.  Clin Psychol Rev 1992;  12:93-116
9 Gossop M, Green L,  Phillips G, Bradley B: Lapse, Relapse,  and Survival
  Among Opiate Addicts After Treatment: A perspective follow-up study. Br J Psychiatry 1989; 154: 348-353
10 Stark M: Dropping Out of Substance Abuse Treatment:  A Clinically  Oriented
   Review.  Clin.  Psychol.  Rev 1992; 12:93-116
11 Harrison PA, Hoffman NG, Steed SG. Drug and Alcohol Addiction
   Treatment Outcome. In: Miller NS, ed. Comprehensive Handbook on Drug and Alcohol Addiction. New York, 1991 Maecel Dekker Inc. 1163 - 1197
12 Levinson  D: Comparisons  of Outcomes  Among  Graduates of Various
   Detoxification Programs. Jerusalem IL, State of Isreal Ministry of Health, 1993.
13 In 1995 Medicaid paid for 28,921  detoxifications  in New York  State.
   In 7,474 cases  patients  left against medical advice after an average of
   4.4 days. Since detoxification takes 7 days and these patients left against medical advice, they apparently dropped-out prior to completing detoxification.

         Methadone Treatment

         According to Federal guidelines, while the eventual goal of methadone programs is abstinence, for many patients, it is recognized that some patients may need long-term methadone treatment. In practice, most programs encourage long-term methadone maintenance and do not encourage detoxification 14. Not surprisingly, it is rare to find patients who have successfully detoxified from methadone without relapsing to opiate use15 In the TOPS study, which included almost 2,700 methadone maintenance patients, by 13 weeks, 32% of patients had dropped out of treatment, by 26 weeks 48%. Only 34% of patients remained in methadone program for over one year. Similar results were obtained in the DARPS study 16.

         Thus, as compared to conventional detoxification, methadone appears to have a higher dropout rate. After taking into account the higher drop out rate and the dollars spent it is evident that the CITA UROD Method(TM) is far more effective and cost efficient than methadone treatment.

         CITA UROD Method(TM)

         After adjusting for dropout rates during detoxification or methadone treatment, the literature reviewed above suggests that of all patients who enter opiate detoxification or methadone treatment, less than 30% are opiate free a year later. In contrast to the relapse rates of patients treated with conventional methods, a study of patients treated with the CITA UROD Method(TM) found that after 1.5 years following UROD Procedure, 57% of 113 randomly selected patients remained drug-free17. Despite the fact that the UROD study allowed more time for relapse (1.5 years vs. 1 year), the results are considerably better than most other studies. After controlling for dropout (15%-50% of conventional inpatient detoxification patients), the success rate of the CITA UROD Method(TM) in this study appears to be double that of conventional detoxification and rehabilitation.


Advertising and Promotion

         CITA recognizes that the key to continued success and growth at this time requires extensive promotion. This must be done aggressively and on a nationwide scale. Responses and success rates based on patients treated indicate that the CITA Method for detoxification and rehabilitation has earned itself an excellent reputation among both the addicted population and substance abuse professionals. CITA fully intends to continue this trend as demand for such treatment increases. Relationships with third party payers, hospitals and community leaders are equally as important as traditional forms of advertising to aid in reaching CITA's goal to maintain the status of the standard of care in opiate detoxification and rehabilitation.

         CITA's strategy is to enhance, promote and support the fact that our service is second to none, as we continue to corner the market in the treatment of opiate addiction, rapidly taking over more market share from competition. Upon forming a joint partnership with medical institutions, CITA will aid in the selection of a comprehensive promotion plan that will raise the consciousness of the public sector in an educational fashion, as well as inform about CITA, adding value to medical institution's name and image.



ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases office suite services at 9025 Wilshire Blvd. Suite 301, Beverly Hills, CA 90211. The majority of the company's employees occupy space in the facilities where detoxification procedures are performed. Other employees have small office spaces in their region or telecommute. The company is planning to relocate its corporate headquarters to northern California and anticipates signing a lease on a 2,500 sq. ft. facility within the next 60 days.

-------------------------
14 Hubbard  RL,  Mardsen ME, Rachel JV,  Harwood HJ,  Cavenaugh  ER,  Ginzburg
   HM: Drug Abuse  Treatment:  A National  Study of  Effectiveness.  Chapel
   Hill,  NC, The  University  of North Carolina Press, 1989
15 Kleber HD:  Detoxification  From Methadone  Maintenance; The State of the
   Art.  International Journal of Addiction 1977; 12:807-820
16 Hubbard RL, Mardsen ME, Rachel JV, Harwood HJ,  Cavenaugh ER,  Ginzburg HM:
   Drug Abuse Treatment: A National Study of Effectiveness. Chapel Hill, NC, The University of North Carolina Press, 1989
17 Rabinowitx  J, Cohen H, Kotler M:  One-Year  Outcomes of Ultra Rapid  Opiate
   Detoxification Combined with Naltrexone Maintenance. Journal of Drug Abuse, 1996

ITEM 3. LEGAL PROCEEDINGS

         No material legal proceedings, to which the Company is a party or to which the property of the Company is subject, are pending or are known by the Company to be threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURED HOLDERS

         There were no meetings of the shareholders in the fourth quarter of 1998.

                                     PART II


     ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been listed for quotation in the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. trading under the symbol "DTOX".

         The number of record holders of Common Stock as of December 31, 1998 was approximately 762 including nominees of beneficial owners.

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company to date nor does the Company anticipate that dividends will be paid in the foreseeable future.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Through 1997, the Company was an inactive corporation. At a meeting of the shareholders in December 1997, Mr. Joseph Dunn and Mr. Michael Hinton were elected to the Board of Directors with instructions to reorganize the Company, complete necessary filings required by applicable law, and to seek one or more potential businesses to acquire. Mr. Dunn was elected Chairman and CEO of the Company, and Mr. Hinton was elected as Secretary of the Company.

Acquisition

         In August 1998, the Company acquired all of the outstanding shares of common stock of CITA Americas, Inc. from Aviation Industries, Inc. in exchange for the issuance of the Company's non-voting convertible preferred stock having a liquidation value of $2,200,000. In November 1998, the Company changed its name from Southwestern Environmental Corp. to CITA Biomedical, Inc.

         CITA Americas, Inc. is in the business of investigating and treating addictions to opiates. CITA Americas, Inc. holds certain rights to the Ultra Rapid Opiate Detoxification ("UROD"), a non-invasive medical procedure administered under general anesthesia to detoxify patients addicted to opiates such as heroin, methadone, morphine, percodan, percocet, darvon and other narcotics. The procedure is performed over a four to seven hour period following which the patient has only residual opiates in his or her system. The patient then is required to undergo an intense psychotherapy recovery program. The Company generally charges a fee of $7,000 per UROD treatment.

         In light of the fact that the Company was essentially  inactive through
August  1998,   period-to-period   comparisons  of  financial  results  are  not
meaningful. Nevertheless, the following information is provided.



Revenue

         The Company's revenues for 1998 were $172,634, compared to no revenue in 1997. Essentially all of this revenue was derived from procedures performed by CITA Americas, Inc.

Cost of Revenues

         The Company's cost of revenues in 1998 was $76,809, compared to none in 1997. This resulted in a gross profit of $95,825 in 1998, or a gross profit margin of 55.5%.

Other Expenses

         General and administrative expenses in 1998 were $317,536 compared to $17,623 in 1997. In addition, in 1998 the Company incurred depreciation and amortization expenses of $44,220. This resulted in a net operating loss of $265,931 in 1998 compared to a net operating loss of $17,623 in 1997.

Capital Resources

         During 1998, an affiliate of the Company acquired from Tanaka Capital Limited a promissory note issued by the Company in the original principal amount of $150,000, which had $49,038 of accrued interest. Thereafter, the Company converted the note to 4,200,000 shares of common stock of the Company, half of which was issued on August 4, 1998, and half of which was issued in October 1998. The Company's common stock was valued at $.047 per share for this purpose.

         The Company is engaged in no other material financing transactions in 1998. The Company anticipates financing its operations from net cash flow from operations and third party financing transactions. The Company intends to explore all options available to it with respect to such potential financing.

Effect of Inflation

         Inflation did not have a significant effect on the operations of the Company in 1998, nor is it expected to have any significant effect on operations in the near future.

Year 2000 Compliance

         The year 2000 issue ("Y2K") is the result of computer programs written using two digits rather than four, defining the applicable year. Any of the Company's computer and telecommunications programs that have date sensitive software may recognize the date using "00" as the year 1900 instead of 2000. This could result in system failure or miscalculations causing disruptions in operations, including the ability to process transactions, send invoices or engage in similar normal business activities. The Company is currently assessing its current computer systems and has yet to determine the extent, if any, of noncompliance. There can be no assurance that the Company will not experience Y2K problems.

         The Company cannot determine the extent to which it is vulnerable to the failure of third parties to remediate their own Y2K problems. As a result, there can be no assurance that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company in a manner compatible with the Company's systems, would not have a material adverse effect on the Company. The Company has not adopted any contingency plans with respect to Y2K issues.

ITEM 7.   FINANCIAL STATEMENTS

See index beginning on page F-l.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

         There were no disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the 1998 fiscal year.





                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Name                         AGE              Position

Joseph Dunn                  48               Chairman, CEO, President, CFO

Michael C. Hinton            52               Secretary, Director



President and Chief Financial Officer

Secretary and Director

         Joseph Dunn has served as an officer and director of the Company since December 15, 1997. Since 1994 he has been CEO of AVT, a firm engaged in the business of electronic operator and long distance services and Executive Vice President of Kane Gray, Inc. a firm engaged in the business of providing traffic management services to major corporations. Prior thereto and from 1980 he was Chief Executive Officer of Azonic Technology, Inc. that was engaged in the design, manufacture, sale and distribution of devices used in the etching and cleaning of silicon wafers. Mr. Dunn has also served as interim president and director of various technology firms that needed to undergo restructuring and market turnaround. Mr. Dunn graduated from Falls College in Atlanta, Georgia in 1970 with a degree in data processing and has taken courses in business at the University of California in Hayward, California and the UCLA Graduate School of Management in Los Angeles, California.

         Mr.  Hinton has been an  officer  and  director  of the  Company  since
December 15, 1997. Since 1990 he has been engaged in managing his own investments and is the sole owner of Multimarket Americas Export Corp., which is engaged in exporting telephone and construction equipment and the import of food products. Mr. Hinton received a bachelor's degree in economics from Colorado State University.

ITEM 10.    EXECUTIVE COMPENSATION

         The Company compensated its officers with stock for fiscal year ending December 1998

         Joseph Dunn, President and CEO received 2,000,000 shares for the acquisition of CITA Americas, Inc., and 200,000 shares for services to the Company for a total of 2,200,000 shares valued at $110,000. Additionally, Mr. Dunn received 2,000,000 five year options exercisable at $0.275 representing 91% of options issued.

         Michael Hinton, Secretary, received 200,000 for the acquisition of CITA Americas, Inc., and 200,000 for services to the Company, valued at $25,400. Additionally, Mr. Hinton received 200,000 five year options exercisable at $0.275, representing 9% of options issued.

         The Company has no retirement, pension, profit sharing, or insurance plan for the benefit of its officers, directors or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

Employment Contracts

         As of December 31, 1998, the Company had no employment agreements with any of its executive officers or directors and all executive officers presently serve without compensation. Each of the Company's officers serves at the pleasure of the Board of Directors. However, the Company may execute employment agreements with its executive officers or other employees or consultants in the future, depending on results of operations.

         No officer is entitled to receive any additional compensation for his services to the Company as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At December 31, 1998, the Company had outstanding 7,766,662 shares of Common Stock the only class of voting securities outstanding. Each share of Common Stock entitles the holder to one vote in any matter submitted to shareholders for approval.

         The following tabulates holdings of Common Stock of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5 % of the voting securities outstanding as of December 31, 1998, and, in addition, by all directors and officers of the Company individually and as a group. To the knowledge of management, the shareholders listed below have sole voting and investment power, except as otherwise noted.

                                      Number                     Percent
Name and Address                     of Shares             of Voting securities

Joseph Dunn, President and CEO       2,200,000                    28.3%
9025 Wilshire Blvd., Suite 301
Beverly Hills, CA 90211

Michael Hinton                         400,000                     5.1%
9025 Wilshire Blvd., Suite 301
Beverly Hills, CA 90211

All Directors and Officers           2,600,000                    33.4%
as a group (two persons)

         The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1998, the Company issued 2,000,000 and 200,000 shares of its restricted common stock, valued at $103,400 to the President and Secretary of the Company, respectively, for payment of finders' fees related to the acquisition of CITA Americas, Inc. The restricted common stock was valued based on the conversion rate ($.047 per share) of the Tanaka Capital Limited note as described below. The $103,400 has been recorded as part of the purchase price.

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

During 1998, an affiliate of the Company acquired the Company's seven percent $150,000 note payable and accrued interest of $49,038 to Tanaka Capital Limited. Once the note was acquired by the affiliate, the Company converted the note to 4,200,000 shares of the Company's unrestricted common stock. The shares were issued in two certificates of 2,100,000 shares each to corporations owned or controlled by affiliates of the Company. One certificate was issued on August 4, 1998, the other on October 8, 1998, both certificates were issued on a "post-split" basis.

The terms of the promissory note included certain terms for conversion, such as the conversion being subject to the stock becoming available pursuant to a vote of the current shareholders to increase the capitalization of the Company. Further the conversion was to be based on the average of certain market quotations five days prior to the date of conversion discounted by 60 percent. To negotiate the conversion of the note, dated June 21, 1994, which was due and payable on June 21, 1995, management agreed to convert the note at approximately $.047 per share. The Company's common stock had been thinly traded and the market prices during the period of negotiations were in management's opinion, negligible and not representative of a market value. The promissory note was originally issued as payment for the Company's repurchase of 1,000,000 shares of the Company's common stock that had been sold to Tanaka Capital Limited for $50,000.

On September 20, 1998, the Company issued 200,000 shares of common stock to a previous officer of the Company, who consulted with the Company on reorganization and restructuring. The transaction was recorded at the cost of the services which was $2,000. The services had been rendered in prior periods and the issuance of the common stock satisfied the $2,000 obligation to the former officer.

On September 20, 1998, the Company issued 500,000 shares of common stock to an affiliate who consulted with the Company on reorganization, restructuring, and acquisition strategies and provided investment-banking services. These services were rendered in prior periods and totaled $5,000. The issuance of the stock was considered payment for the $5,000 obligation due to the affiliate. The affiliate also was party to the transaction regarding the conversion of the Tanaka Capital Limited note as described above.

                                     PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules. See Index to
    Financial Statements beginning on page F- 1.
(b) Exhibit . The following exhibits are filed with or incorporated by reference into this report:

Exhibit  Description
2.3 Closing Agreement between Equine Enterprises, Inc., and the Company, dated March 10, 1987. (1)
3. 1 Amended and Restated Articles of Incorporation filed January 14, 1982 with the Secretary of State of the State of Colorado. (2)
3.2 Amended and Second Restated Articles of Incorporation filed January 3, 1983 with the Secretary of State of the State of Colorado.2
3.3 Amended and Second Restated Articles of Incorporation filed July 28, 1993, with the Secretary of State of the State of Colorado. (3)
a.       Bylaws adopted by the Company effective June 9, 1981. (2)
b.       Specimen certificate for Common Shares, par value $.01 per share. (2)
c.       Agreement between Company and Mr. Gary E. Keogh. (4)
d.       1993 Stock Option Plan. (5)

(1)      Reports on Form 8-K.
a. The Company filed a Form 8-K (conformed period of report, August 12, 1998) reporting the acquisition of CITA Americas Inc. from Aviation Industries.
b. The Company filed a Form 8-K (conformed period of report, September 25, 1998) the Registrant changed its fiscal year end from September 30 to December 31, effective immediately.

--------------------------------------------------------------------------------


(1) Incorporated by reference to the Company Form 8-K dated March 20,1987.
(2) Incorporated by reference to the Company's Registration Statement
    No. 2-81022D on Form S-18 dated December 21, 1992
(3) Incorporated by reference to the like-numbered exhibits filed with the Company's Form 8-K dated July 7, 1993.
(4) Incorporated by reference to the like-numbered exhibits filed with the Company's Form 8-K dated August 6, 1993
(5) Incorporated by reference to the like numbered exhibits filed with the Company's report on Form 10-KSB for the fiscal year ended September 30, 1993

                             CITA BIOMEDICAL, INC.
                         (A Development Stage Company)

                                                                        Page
Independent auditors' report..........................................  F-2

Consolidated balance sheet as of December 31, 1998....................  F-3

Consolidated statements of operations, for the years ended
  December 31, 1998 and 1997 and for the period
  August 12,  1998  (beginning  of  development  stage)
  through December 31 ................................................  F-4

Consolidated statements of shareholders' equity for
  the two year period ending December 31, 1998........................  F-5

Consolidated statements of cash flows, for the years ended
  December 31, 1998 and 1997 and for the period
  August 12,  1998  (beginning  of  development  stage)
  through December 31, 1998...........................................  F-6

Notes to consolidated financial statements............................  F-7

To the Board of Directors and Shareholders
CITA Biomedical, Inc

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of CITA Biomedical, Inc. (a Colorado corporation in the development stage) as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CITA Biomedical, Inc., as of December 31, 1998 and the results of their operations and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has a working capital deficit, negative cash flows from operations and has a limited operating history. These and other factors discussed in Note A to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in Note A. The Company's ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Cordovano and Harvey, P.C.
Denver, Colorado
June 23, 1999

                             CITA BIOMEDICAL, INC.
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1998

ASSETS

CURRENT ASSETS
  Cash..............................................   $     10,974
  Receivables, other ...............................         30,250
                                                       ------------
                               TOTAL CURRENT ASSETS          41,224

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $13,890  (Note C).....         38,510

INTANGIBLE ASSETS, net of
  accumulated amortization of $85,044  (Note A).....      1,039,856

DEPOSITS............................................         12,996
                                                       ------------
                                                       $  1,132,586
                                                       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade...........................   $    176,548
  Accrued expenses..................................        179,134
  Due to related party (Note B).....................         68,000
                                                       ------------
                          TOTAL CURRENT LIABILITIES         423,682
                                                       ------------


COMMITMENTS (Note H)................................              -

SHAREHOLDERS' EQUITY
  Preferred stock, stated at fair  value,
    30,000,000 shares authorized;
    1,000  shares issued and outstanding............        896,444
  Common stock, $.01 par value;
    150,000,000 shares authorized;
    7,766,662 shares issued and outstanding ........         77,667
  Additional paid in capital........................      3,772,475
  Accumulated deficit...............................     (3,801,072)
  Deficit accumulated during development stage......       (236,610)
                                                       ------------
                         TOTAL SHAREHOLDERS' EQUITY         708,904
                                                       ------------
                                                       $  1,132,586
                                                       ============

        See accompanying notes to the consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Years Ended December 31,      August 12, 1998
                                                                              --------------------------------          Through
                                                                                   1998            1997            December 31, 1998
                                                                                -----------    -----------         -----------------
REVENUES..................................................................       $ 172,634      $       -             $ 172,634

OPERATING EXPENSES
     Cost of revenues.....................................................          76,809              -                76,809
     General and administrative...........................................         317,536         17,623               288,536
     Depreciation and amortization........................................          44,220              -                44,220
                                                                                 ---------      ---------             ---------
                                                  TOTAL OPERATING EXPENSES         438,565         17,623               409,565
                                                                                 ---------      ---------             ---------

                                                            OPERATING LOSS        (265,931)       (17,623)             (236,931)
NON-OPERATING INCOME (EXPENSE)
     Interest expense.....................................................          (7,551)       (12,687)                    -
     Interest income......................................................             321              -                   321
                                                                                 ---------      ---------             ---------
                                              NET LOSS BEFORE INCOME TAXES        (273,161)       (30,310)             (236,610)

INCOME TAXES (NOTE F).....................................................               -              -                     -
                                                                                 ---------      ---------             ---------
                                                                  NET LOSS      $ (273,161)     $ (30,310)            $(236,610)
                                                                                 =========      =========             =========
NET LOSS PER COMMON SHARE:
     Basic and diluted....................................................      $    (0.11)     $   (0.11)
                                                                                 =========      =========
SHARES USED FOR COMPUTING NET LOSS PER SHARE:
     Basic and diluted....................................................       2,404,162        266,662
                                                                                 =========      =========










        See accompanying notes to the consolidated financial statements.

                                CITA BIOMEDICAL, INC.
                            (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   From January 1, 1997 through December 31, 1998

                                           Preferred Stock         Common Stock           Additional                      Total
                                        -------------------    -----------------------      Paid-in       Accumulated  Shareholders'
                                        Shares       Amount      Shares        Amount       Capital         Deficit       Equity
                                        ------     --------    ---------      -------     -----------    ------------- -------------
Balance, January 1, 1997*..........          -     $      -      266,662      $ 2,667     $ 3,506,037    $ (3,734,211)   $ (225,507)

Net loss for the year
ended December 31, 1997............          -            -            -            -               -         (30,310)      (30,310)
                                        ------     --------    ---------      -------     -----------    ------------- -------------
        BALANCE, December 31, 1997           -            -      266,662        2,667       3,506,037      (3,764,521)     (255,817)

Shares issued for conversion
of debt (Note B)...................          -            -    4,200,000       42,000         157,038               -       199,038

Shares issued, recorded at fair
value, liquidation value of
$2,200,000 for acquisition of
CITA Americas (Note A).............      1,000      896,444            -            -               -               -       896,444

Shares valued at fair value of
common stock on date of issuance
for acquisition costs of
CITA Americas (Note A).............          -            -    2,200,000       22,000          81,400               -       103,400

Shares issued for payment of
compensation and accounts
payable (Note B)...................          -            -    1,100,000       11,000          28,000               -        39,000

Net loss for the year ended
December 31, 1998..................          -            -            -            -               -        (273,161)     (273,161)
                                        ------     --------    ---------      -------     -----------    ------------     ---------
          BALANCE, December 31, 1998     1,000    $ 896,444    7,766,662     $ 77,667     $ 3,772,475    $ (4,037,682)    $ 708,904
                                        ======     ========    =========      =======     ===========    ============     =========

*Common shares retroactively restated for 15:1 reverse split.














        See accompanying notes to the consolidated financial statements.

                                  CITA BIOMEDICAL, INC.
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             August 12, 1998
                                                                          For the Years Ended December 31,   August 12, 1998
                                                                          --------------------------------       Through
                                                                              1998              1997        December 31, 1998
                                                                           ----------       ---------       -----------------
OPERATING ACTIVITIES
     Net loss..........................................................    $(273,161)      $ (30,310)          $(236,610)
     Transactions not requiring cash:
       Depreciation and amortization...................................       44,220               -              44,220

     Changes in current assets and current liabilities:
       Decrease in receivables and  prepaid expenses;                                               -                   -
         net of  $41,728 from purchase of CITA Americas, Inc...........       11,478                              11,478
       Increase in accounts payable and accrued liabilities
         net of $88,038 of payables satisfied with common stock and
         net of $224,532 effects from purchase of CITA Americas, Inc...      181,371          30,310             144,820
                                                                            --------       ---------            --------
                                 NET CASH USED IN OPERATING ACTIVITIES       (36,092)              -             (36,092)
                                                                            --------       ---------            --------

INVESTING ACTIVITIES
     Purchase of CITA Americas, Inc,  cash received....................       47,066               -              47,066
                                                                            --------       ---------            --------
                             NET CASH PROVIDED BY INVESTING ACTIVITIES        47,066               -              47,066
                                                                            --------       ---------            --------

FINANCING ACTIVITIES
                             NET CASH PROVIDED BY FINANCING ACTIVITIES             -               -                   -
                                                                            --------       ---------            --------

NET INCREASE  IN CASH AND CASH EQUIVALENTS.............................       10,974               -              10,974
Cash and cash equivalents, beginning...................................            -               -                   -
                                                                            --------       ---------            --------
Cash and cash equivalents, ending......................................     $ 10,974       $       -            $ 10,974
                                                                            ========       =========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.................................................     $      -       $       -            $      -
                                                                            ========       =========            ========
Cash paid for income taxes.............................................     $      -       $       -            $      -
                                                                            ========       =========            ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of CITA Americas, Inc. in exchange for 1,000 shares of
     preferred stock (Note A)..........................................     $896,444       $       -            $896,444
                                                                            ========       =========            ========

Stock issued in satisfaction of note payable (Note B)..................     $150,000       $       -            $150,000
                                                                            ========       =========            ========














        See accompanying notes to the consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A: Organization and business and summary of significant accounting policies

Organization and business:

CITA Biomedical, Inc. (the "Company") was incorporated in the state of Colorado on June 9, 1981 under the name of Blue Grass Breeders, Inc. From inception through February 1983 the Company was involved in raising equity capital. From February 1983 through March 30, 1991, the Company was engaged in the business of acquiring, breeding and selling thoroughbreds and quarterhorses and from October 1, 1993 through December 15, 1994, the Company was engaged in the manufacture and sale of computer hardware and software. The Company ceased operations in both industries due to continued losses and the inability to meet obligations. From April 1991 through September 1993, and from December 15, 1994 through August 11, 1998 the Company was an inactive shell corporation. During that period the Company was known as Southwestern Environmental Corp.

On August 12, 1998, the Company purchased all of the outstanding shares of common stock of CITA Americas, Inc. from Aviation Industries, Inc. pursuant to a Stock Purchase Agreement entered into in July 1998. The purchase price was paid through the issuance of non-voting $.10 par value redeemable convertible preferred stock of the Company. The preferred stock is redeemable for $2,200,000 in cash or may be converted to common stock valued at $2,200,000 as of the date of conversion. The preferred stock was valued at $896,444, which in management's opinion approximates the fair value of the preferred stock as of the date of the acquisition. The president and a director of the Company received two million and 200,000 shares, respectively of the Company's restricted common stock, valued at $103,400 in connection with the acquisition. CITA Americas, Inc., a Nevada corporation, currently in the development stage, was formed in March of 1998. CITA Americas was formed to engage in the investigation and treatment of addiction. In conjunction with the purchase, the Company changed its name from Southwestern Environmental Corp. to CITA Biomedical, Inc. - See Note G.

Concurrent with the Company's acquisition of CITA Americas, Inc., on August 12, 1998 the Company entered the development stage. Substantially all of the operations of the Company presented for the year ended December 31, 1998 are results of operations of CITA Americas, Inc. As of December 31, 1998, the Company has not generated significant revenues from operations, nor has it achieved planned principal operations.

As shown in the accompanying consolidated financial statements, the Company has a working capital deficit, incurred a net loss of $273,161 for the year ended December 31, 1998, has negative cash flows from operations and has a limited operating history. Those factors, as well as the uncertain condition that the Company faces as a new business, create an uncertainty about the Company's ability to continue as a going concern.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and business and summary of significant accounting policies continued

Organization and business continued:

Management plans to commence significant operations during the next year by entering into agreements with additional medical facilities that will administer the Company's treatment method thereby increasing the number of patients treated. Management also plans to increase the number of patients treated at current medical facilities. The ability of the Company to continue as a going concern is dependent on the success of these plans, and ultimately upon achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Summary of significant accounting policies:

Basis of presentation

The Company's primary operations since August 1998 have been devoted to developing its addiction treatment business. As a result, the consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." In order to generate significant revenues and become an operating business, the Company will need to continue to market its treatment method, enter into additional agreements with medical facilities that will administer the Company's treatment method and, increase the number of patients treated with the Company's drug addiction treatment method.

Principles of consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary CITA Americas, Inc. The consolidated statement of operations include the activity of the subsidiary from date of acquisition, August 12, 1998. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior-year amounts have been reclassified for comparative purposes to conform to the current-year presentation.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and business and summary of significant accounting policies continued

Summary of significant accounting policies continued:

Cash

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. At December 31 1998 the Company did not have any cash equivalents. Cash is stated at cost, which approximates fair value.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be five years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible assets

Intangible assets are stated net of accumulated amortization and include the rights to the UROD method and the use of the name CITA valued at $1,030,900 and certain patent pending rights totaling $94,000. The $1,030,900 is amortized on a straight-line basis over ten years. Amortization expense for the period from August 12, 1998 through December 31, 1998 was $38,664. Prior to August 12, 1998, amortization expense was $46,380, and recorded on the separate books of the Company's subsidiary. The Company has not recorded any amortization expense for the pending patent rights. Once the patent is obtained the costs associated with obtaining the patent will be amortized on a straight-line basis over 17 years.

Long-lived assets

The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and intangibles to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and business and summary of significant accounting policies continued

Summary of significant accounting policies continued:

Income taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Revenue recognition

The Company recognizes revenue when services are provided.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25 and, accordingly, has included pro forma disclosures under SFAS No. 123 in Note E.

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and business and summary of significant accounting policies continued

Summary of significant accounting policies continued:

Loss per share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" (SFAS 128). The Company adopted SFAS 128 for the two year period ended December 31, 1998. Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of December 31 1998, there were 2,200,000 stock options and 2,200,000 shares, that could be issued if the Company's preferred stock is converted assuming a conversion rate of $1.00 per share, that were not included in the calculation of net loss per share-diluted because they were antidilutive.

Change in year-end

In 1998 the Company changed its year end from a fiscal year-end of September 30 to a calendar year-end.

Recently issued accounting pronouncements

The Company has adopted the following new accounting pronouncements for the year ended December 31, 1998. There was no material effect on the consolidated financial statements presented from the adoption of the new pronouncements.

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of total comprehensive income and its components in a full set of general-purpose financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and business and summary of significant accounting policies continued

Summary of significant accounting policies continued:

Recently issued accounting pronouncements, continued
Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met.

SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides, among other things, guidance on the reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

The Company will continue to review these new accounting pronouncements over time, in particular SFAS 131 and SOP 98-1, to determine if any additional disclosures are necessary based on evolving circumstances.

Note B:  Related party transactions

During the year ended December 31, 1998, the Company issued 2,000,000 and 200,000 shares of its restricted common stock, valued at $103,400 to the President and Secretary of the Company, respectively, for payment of finders' fees related to the acquisition of CITA Americas, Inc. The restricted common stock was valued based on the conversion rate ($.047 per share) of the Tanaka Capital Limited note as described below. The $103,400 has been recorded as part of the purchase price.

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

During 1998, an affiliate of the Company acquired the Company's seven percent $150,000 note payable and accrued interest of $49,038 to Tanaka Capital Limited. Once the note was acquired by the affiliate, the Company converted the note to 4,200,000 shares of the Company's unrestricted common stock. The shares were issued in two certificates of 2,100,000 shares each to corporations owned or controlled by affiliates of the Company. One certificate was issued on August 4, 1998, the other on October 8, 1998, both certificates were issued on a "post-split" basis. See Note D - Shareholders' equity

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B:  Related party transactions, continued

The terms of the promissory note included certain terms for conversion, such as the conversion being subject to the stock becoming available pursuant to a vote of the current shareholders to increase the capitalization of the Company. Further the conversion was to be based on the average of certain market quotations five days prior to the date of conversion discounted by 60 percent. To negotiate the conversion of the note, dated June 21, 1994, which was due and payable on June 21, 1995, management agreed to convert the note at approximately $.047 per share. The Company's common stock had been thinly traded and the market prices during the period of negotiations were in management's opinion, negligible and not representative of a market value. The promissory note was originally issued as payment for the Company's repurchase of 1,000,000 shares of the Company's common stock that had been sold to Tanaka Capital Limited for $50,000.

On September 20, 1998, the Company issued 200,000 shares of common stock to a previous officer of the Company, who consulted with the Company on reorganization and restructuring. The transaction was recorded at the cost of the services which was $2,000. The services had been rendered in prior periods and the issuance of the common stock satisfied the $2,000 obligation to the former officer.

On September 20, 1998, the Company issued 500,000 shares of common stock to an affiliate who consulted with the Company on reorganization, restructuring, and acquisition strategies and provided investment-banking services. These services were rendered in prior periods and totaled $5,000. The issuance of the stock was considered payment for the $5,000 obligation due to the affiliate. The affiliate also was party to the transaction regarding the conversion of the Tanaka Capital Limited note as described above.

CITA Americas, Inc.

CITA Americas, Inc. was formed by Aviation Industries, Inc. ("Aviation") in March of 1998. Aviation acquired from CITA Americas, Inc., a Delaware corporation ("CITA-Delaware"), certain rights, copyrights, trademarks and pending patent rights related to the addiction treatment method known as UROD. Aviation valued the transaction at approximately $1,057,500. When CITA Americas was formed, Aviation transferred the rights obtained from CITA-Delaware to the newly-formed CITA Americas, Inc. From time to time Aviation would advance monies to CITA Americas for working capital purposes. Amounts due to Aviation for these advances total $68,000 and is included in the accompanying consolidated financial statements as due to related party.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C:  Property and equipment

Furniture and equipment consisted of office furniture and equipment including computers and credit card machines totaling $52,400. Accumulated depreciation at December 31, 1998 totaled $13,890. Depreciation expense for the years ended December 31, 1998 and 1997 totaled $5,556 and $-0-, respectively.

Note D:  Shareholders' equity

Preferred Stock

The Company is authorized to issue thirty million shares of $1.00 par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

During the year ended December 31, 1998, the Company issued 1,000 shares of its convertible preferred stock with a liquidation value of $2,200 per share in exchange for all of the outstanding common stock of CITA Americas, Inc. The preferred stock is convertible into the Company's common stock within one year of the issuance date of August 12, 1998.

Common Stock

On December 15, 1997 the shareholders approved a reverse split of the outstanding shares of common stock, one existing share for up to twenty shares of the Company. The reverse split was effective August 14, 1998, whereby one share was exchanged for every fifteen shares outstanding. As of the date of the reverse split the Company had 3,999,929 shares outstanding that were exchanged for 266,662 shares. There was no change in either the par value or the number of authorized common shares of the Company. The accompanying consolidated financial statements have been retroactively restated to give effect to the reverse split.

Note E:  Stock based compensation

Common stock options

On June 29, 1998 the two members of the board of directors granted options to the president and secretary of the Company for 2,000,000 and 200,000 shares of its common stock, respectively, exercisable for $.275 per share. The options are fully vested and expire on June 29, 2003. The options were granted at 110 percent of the market value of the Company's common stock as of the date of grant. In accordance with APB 25, no compensation expense was recorded.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E:  Stock based compensation continued

Summary

A summary of the status of the Company's stock option awards as of December 31, 1998, and the changes during the year ended December 31, 1998 is presented below:

                  Fixed Options                        Number
             ----------------------                  --------
             Outstanding  at January 1, 1998....            -
             Granted............................    2,200,000
             Exercised..........................            -
             Canceled...........................            -
                                                   ----------
             Outstanding at December 31, 1998...    2,200,000
                                                   ==========

The weighted average exercise price per share for the 2,200,000 outstanding options at December 31, 1998 was $.275.

SFAS 123

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting form Stock-Based Compensation". SFAS 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option awards and similar plans. SFAS 123 permits the continued use of the intrinsic value based method prescribed by APB 25, but requires additional disclosures, including pro forma calculations of net earnings and earnings per share, as if the fair value method of accounting prescribed by SFAS 123 had been applied for the applicable periods.

The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 5.63 percent, expected volatility of 80 percent, expected life of five years, and no expected dividends. During the year ended December 31, 1998, the weighted-average fair values of options granted was $.12 for options granted with an exercise price greater than the market price of the stock. There were no options granted with an exercise price less than or equal to the market price of the stock.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E:  Stock based compensation, continued

SFAS 123, continued

Had compensation expense been determined based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                             Amount
                                                             ------
       As reported:
           Net loss.....................................   $ (273,161)
           Net loss per share - basic and diluted.......   $    (0.11)
       Pro Forma:
           Net loss.....................................   $ (537,161)
           Net loss per share - basic and diluted.......   $    (0.22)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 1998 and 1997:

                                                            December 31,
                                                      -----------------------
                                                         1998          1997
                                                      ----------     --------
    U.S. statutory federal rate................          32.55%       15.00%
    State income tax rate,
       net of federal benefit..................           4.25%        4.25%
    Temporary differences......................          (.88)%           -%
    Net operating loss for which no tax
      Benefit is currently available...........        (35.92)       (19.25%)
                                                      ----------     --------
                                                            - %           -%
                                                      ==========     ========

At December 31, 1998 and 1997, deferred taxes consisted of the following:

                                                            December 31,
                                                    ---------------------------
                                                         1998            1997
                                                    -----------     -----------
    Deferred tax assets,
       Net operating loss.......................       $ 98,114         $ 5,835
    Valuation allowance.........................        (98,114)         (5,835)
                                                    -----------     -----------
          Net deferred taxes....................            $-0-            $-0-
                                                    ===========     ===========

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 1998 and 1997 totaled $98,114 and $5,835, respectively. The net operating loss carryforward expires through the year 2018. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G:  Acquisition of CITA Americas, Inc.

On August 12, 1998 the Company purchased all of the outstanding common stock of CITA Americas, Inc. in exchange for 1,000 shares of the Company's preferred stock valued at management's estimate of fair value of $896,444 with a liquidation value of the preferred stock of $2,200,000. Net assets of CITA Americas, Inc. as of the date of the acquisition totaled $896,444, which approximated fair value. The excess of the purchase price over the fair value of the assets, in the amount of $103,400 was allocated to the intangible assets acquired. Amortization expense of $3,879 has been recorded in the accompanying consolidated financial statements for the year ended December 31, 1998 for the amortization of the excess of the purchase price over the fair value of the assets acquired.

The Company has recorded the transaction as a purchase in accordance with Accounting Principles Board Opinion No. 16. The accompanying consolidated financial statements include the results of operations of CITA Americas, Inc. from the date of the acquisition, August 12, 1998 through December 31, 1998.

The following unaudited pro forma condensed consolidated statement of operations gives effect to the acquisition of CITA Americas, Inc. as if it had occurred at the beginning of the period presented. The unaudited pro forma condensed consolidated statement of operations are not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented nor of results to be expected in the future.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                For the year ended December 31, 1998 (Unaudited)
                                    CITA         CITA                   Pro forma
                                 Biomedical    Americas  Adjustments   Consolidated
                                 ----------   ---------  -----------   ------------
Revenues.....................   $  172,634    $ 362,946      ---       $ 535,580
Operating expenses...........     (438,565)    (444,002)    (6,462)     (889,029)
(Loss) income from operations     (265,931)    ( 81,056)     ---        (346,987)
Interest expense.............       (7,551)       ---        ---          (7,551)
Interest income..............          321        ---        ---             321
Net (loss) income............     (273,161)     (81,056)     ---        (354,217)
Net (loss) income per share -
   basic and diluted.........   $    (0.11)        NA        ---       $   (0.15)
Basic and diluted shares
   outstanding...............    2,404,162         NA        ---       2,404,162


Pro forma adjustments
The adjustment of $6,462 is the additional pro forma amortization of the excess of the purchase price of $103,400. The unaudited pro forma condensed consolidated financial information do not show any adjustments for a change in the income tax benefit as the total pro forma consolidated benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G:  Acquisition of CITA Americas, Inc., continued

The following is the balance sheet of CITA Americas as of August 11, 1998 and the results of operations of CITA Americas, Inc. from March 1998 (inception) through August 11, 1998.

Cash.................................             $  47,066
Other receivables....................                41,728
                                                  ---------
                 Total current assets                88,794

Deposits.............................                12,996
Property, net........................                44,066
Intangibles, net of $46,380..........               975,120
                                                  ---------
                                                $ 1,120,976
                                                  =========

Accounts payable......................          $     2,092
Accrued liabilities...................              154,440
Due to shareholder....................               68,000
                                                  ---------
             Total current liabilities              224,532
                                                  ---------

Common stock...........................             977,500
Accumulated deficit....................             (81,056)
                                                  ---------
            Total shareholders' equity              896,444
                                                  ---------
                                                $ 1,120,976
                                                  =========

Revenues...............................         $  362,946
Cost of revenues.......................           (162,950)
General and administrative.............           (226,338)
Amortization and depreciation..........            (54,714)
                                                  --------
Net loss before taxes..................            (81,056)
Income taxes...........................                  -
                                                  --------
                               Net loss         $  (81,056)
                                                  ========

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H:  Commitments and contingencies

Year 2000 Compliance

The Year 2000 issue ("Y2K") is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer and telecommunications programs that have date sensitive software may recognize a date using "00" as the year 1900 instead of 2000. This could result in system failure or miscalculations causing disruptions in operations, including the ability to process transactions, send invoices, or engage in similar normal business activities. The Company is currently assessing its current computer systems and has yet to determine the extent, if any, of non-compliance. There is no certainty that the Company will not experience Y2K issues.

The Company cannot determine the extent to which the Company is vulnerable to third parties' failure to remediate their own Y2K problems. As a result, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would have a material adverse affect on the Company. In view of the foregoing, there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's business.

Note I:  Significant fourth quarter adjustments

At September 30, 1998 the Company recorded the acquisition of CITA Americas, Inc. at the liquidation value of the preferred stock issued in the transaction totaling $2,200,000. During the fourth quarter of 1998, management assessed the fair value of the preferred stock issued in the transaction to be $896,444 which approximates management's best estimate of fair value and have accordingly adjusted the consolidated financial statements as of December 31, 1998.

Note J:  Subsequent events

Subsequent to December 31, 1998, the Company received working capital advances from certain individuals and officers of the Company totaling approximately $320,000 and $70,000, respectively. The Company anticipates converting the short-term advances to shares of the Company's convertible preferred stock.