Form 10QSB
period 1999-03-31
CITA BIOMEDICAL INC
filed 1999-10-22
CIK 700890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999                 Commission File Number 0-109659
                  --------------                --------------------------------



                              CITA BIOMEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                    93-0962072
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


9025 Wilshire Blvd. Suite 301, Beverly Hills, CA                       90211
------------------------------------------------                     ----------
   (Address of principal executive offices)                          (Zip code)

                                 (310) 550-4965
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                     Yes _________          No ____X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.01 par value                               7,766,662
-----------------------------                    ----------------------------
         Class                                   Number of shares outstanding
                                                     at October 20, 1999


-------------------------------------------------------------------------------
                     This document is comprised of 10 pages.

FORM 10-QSB
1ST QUARTER

                              CITA BIOMEDICAL, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements*
                                                                            Page
                                                                            ----
    Condensed consolidated balance sheet - March 31, 1999 (Unaudited).........3

    Condensed  consolidated  statements  of  operations - three months ended March 31, 1999 and 1998 and for the period August 12, 1998 through March 31, 1999 (Unaudited) .....................................4

    Condensed  consolidated  statements  of cash flows - three  months ended March 31, 1999 and 1998 and for the period August 12, 1998 through March 31, 1999 (Unaudited) .....................................5

    Notes to condensed consolidated financial statements (Unaudited) .........6

    Item 2. Management's discussion and analysis .............................8

PART II - OTHER INFORMATION...................................................9

    Item 1. Legal Preceedings
    Item 2. Changes in Securities
    Item 3. Defaults Upon Senior Securities
    Item 4. Submission of Matters To A Vote of Security Holders
    Item 5. Other Information
    Item 6. Exhibits and Reports on Form 8-K

    Signatures...............................................................10

* The accompanying condensed consolidated financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                  Condensed Consolidated Balance Sheet
                             March 31, 1999

                                 Assets

Cash.........................................................$   28,692
Other current assets.........................................    30,250
        Total Current Assets                                     58,942

Property and Equipment, net..................................    34,343

Intangible Assets, net....................................... 1,014,081

Deposits.....................................................    12,996
                                                             ----------
                                                             $1,120,362
                                                             ==========

                      Liabilities and Shareholders' Equity

Accounts payable and accrued expenses........................$  365,556
Working capital advances payable.............................   145,744
Due to related party.........................................    69,700
                                                             ----------
      Total Current Liabilities                                 581,000
                                                             ----------

Preferred stock..............................................   896,444
Common stock.................................................    77,667
Additional paid in capital................................... 3,772,475
Accumulated deficit..........................................(3,801,072)
Deficit accumulated during development stage.................  (406,152)
                                                             ----------
      Total Shareholders' Equity                                539,362
                                                             ----------
                                                             $1,120,362
                                                             ==========

See accompanying notes to the condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations

                                                         For the three months ended
                                                                   March 31,                    August 12, 1998
                                                        -------------------------------             Through
                                                            1999               1998              March 31, 1999
                                                          ---------          ---------          ----------------
Revenues..................................................$ 185,099          $       -              $  357,733

Operating Expenses
  Cost of revenues........................................   89,440                  -                 166,249
  General and administrative..............................  235,484             12,000                 524,020
  Depreciation and amortization...........................   29,942                  -                  74,162
                                                          ---------          ---------              ----------
                          Total operating expenses          354,866             12,000                 764,431
                                                          ---------          ---------              ----------
                                    Operating Loss         (169,767)           (12,000)               (406,698)

Non-operating Income (Expense)
  Interest expense........................................        -             (3,395)                      -
  Interest income.........................................      225                  -                     546
                                                          ---------          ---------              ----------
                      Net loss before income taxes         (169,542)           (15,395)               (406,152)

Income taxes..............................................        -                  -                       -
                                                          ---------          ---------              ----------
                                          Net Loss        $(169,542)         $ (15,395)             $ (406,152)
                                                          =========          =========              ==========

Net loss per common share:
  Basic and diluted.......................................$   (0.02)         $   (0.06)
                                                          =========          =========
Shares used for computing net loss per share:
  Basic and diluted.......................................7,766,662            266,662
                                                          =========          =========


   See accompanying notes to the condensed consolidated financial statements.

                                                       CITA BIOMEDICAL, INC.
                                                   (A Development Stage Company)

        Condensed Consolidated Statements of Cash Flows


                                                         For the three months ended
                                                                   March 31,               August 12, 1998
                                                        -------------------------------        Through
                                                            1999               1998         March 31, 1999
                                                          ---------          ---------     ----------------

                                 NET CASH (USED IN)
                              OPERATING ACTIVITIES        $(129,726)          $ -              $ (165,818)

INVESTING ACTIVITIES
Purchase of CITA Americas, Inc., cash received............        -             -                  47,066
                                                          ---------           ---              ----------
                              NET CASH PROVIDED BY
                              INVESTING ACTIVITIES                              -                  47,066
                                                          ---------           ---              ----------
FINANCING ACTIVITIES
Proceeds from working capital advances....................  147,444             -                 147,444
                                                          ---------           ---              ----------
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES          147,444             -                 147,444
                                                          ---------           ---              ----------

Net increase in cash......................................   17,718             -                  28,692
Cash, beginning of period.................................   10,974             -                       -
                                                          ---------           ---              ----------
Cash, end of period.......................................$  28,692           $ -              $   28,692
                                                          =========           ===              ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest....................................$       -           $ -              $        -
                                                          =========           ===              ==========
Cash paid for income taxes................................$       -           $ -              $        -
                                                          =========           ===              ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of CITA Americas, Inc. in exchange for
  1,000 shares of preferred stock.........................$       -           $ -              $  896,444
                                                          =========           ===              ==========

Stock issued in satisfaction of note payable..............$       -           $ -              $  150,000
                                                          =========           ===              ==========



   See accompanying notes to the condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1999

Note A:  Basis of presentation

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 1998 and should be read in conjunction with the notes thereto.

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

Note B:  CITA Americas, Inc.

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

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              For the three months ended March 31, 1998 (Unaudited)

                                                     CITA          CITA                    Pro forma
                                                  Biomedical     Americas    Adjustments  Consolidated
                                                  ----------    ---------    -----------  ------------
Revenues..........................................$      -      $ 84,700                   $ 84,700
Operating expenses................................ (12,000)     (119,195)      (2,585)     (133,780)
(Loss) income from operations..................... (12,000)      (34,495)                   (46,495)
Interest expense..................................  (3,395)            -                     (3,395)
Interest income...................................       -             -                          -
Net (loss) income................................. (15,395)      (34,495)                   (49,890)
Net (loss) income per share - basic and diluted...$  (0.06)     $(172.48)                   $ (0.19)
Basic and diluted shares outstanding.............. 266,662           200                    266,662



Pro forma adjustments

The adjustment of $2,585 is the additional pro forma amortization of the excess of the purchase price of $103,400. The unaudited pro forma condensed consolidated financial information does show any adjustments for a change in the income tax benefit as the total pro forma consolidated benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1999

Note C:  Related party transactions

CITA Americas, Inc. was formed by Aviation Industries, Inc. ("Aviation") in March of 1998. Aviation acquired from CITA Americas, Inc., a Delaware corporation ("CITA-Delaware"), certain rights, copyrights, trademarks and pending patent rights related to the addiction treatment method known as UROD. Aviation valued the transaction at approximately $1,057,500. When CITA Americas was formed, Aviation transferred the rights obtained from CITA-Delaware to the newly-formed CITA Americas, Inc. From time to time Aviation would advance monies to CITA Americas for working capital purposes. Amounts due to Aviation for these advances total $68,000 and is included in the accompanying condensed consolidated financial statements as due to related party. Aviation is the holder of the Company's outstanding convertible preferred stock.

During the three months ended March 31, 1999 an officer and director of the Company advance the Company $1,700 for working capital purposes. The amount due to the officer is included in the accompanying condensed consolidated financial statements as due to related party.

Note D:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Any deferred income tax asset due to net operating losses is fully allowed for as there is no assurance that the Company will have future net income to utilize the operating losses.

Part I.  Item 2.     Management's Discussion and Analysis

                              CITA BIOMEDICAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash of $28,692. For the three months ended the Company received $145,744 from an unrelated third party as working capital loans. The Company anticipates converting the loans to convertible preferred stock. Further, the President of the Company advanced the Company $1,700 as short-term working capital advances. The Company anticipates financing its operations from net cash flow from operations and third party financing transactions. The Company intends to explore all options available to it with respect to such potential financing.

RESULTS OF OPERATIONS

No operations were conducted during the three months ended March 31, 1998. From December 1994 to August 12, 1998, the Company has been an inactive shell company. Any expenses incurred during that period have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934. The Company also incurred $12,000 in compensation expense to its officers. In light of the fact that the Company was essentially inactive through August 12, 1998, period-to-period comparisons of financial results are not meaningful. Nevertheless, the following information is provided.

Revenue

The Company's revenues for the three months ended March 31, 1999 were $185,099 compared to no revenue for the same period in 1998. Essentially all of this revenue was derived from procedures performed by CITA Americas, Inc. Those same revenue for the three months ended March 31, 1999 increased over pro forma revenues for the same period by $100,399. The increase was due to an increase in number of patients treated and that CITA America's began operations midway into the three months ended March 31, 1998.

Cost of Revenue

The Company's cost of revenues for the three months ended March 31, 1999 was $89,440, compared to none for the same period in 1998. This resulted in a gross profit of $95,659 for the three months ended March 31, 1999, or a gross profit margin of 51.7 percent. Those same cost of revenues for the three months ended March 31, 1999 increased over pro forma cost of revenues for the same period in 1998 by $48,500, resulting in a increase in gross profit of $47,159 for the three months ended March 31, 1999 as compared to pro forma gross profit for the three months ended March 31, 1998.

Other Operating Expenses

General and administrative expenses for the three months ended March 31, 1999 were $235,484 compared to $12,000 for the same period in 1998. The increase of $223,484 was primarily due to the Company's acquisition of CITA America's.
However when comparing those same general and administrative expenses to pro forma general and administrative expenses for the same period in 1998, there was an increase of $166,348. This increase was primarily due to CITA America's starting up operations in February of 1998 and an increase in marketing and salary expenses in 1999.

The Company incurred depreciation and amortization expenses of $29,942 for the three months ended March 31, 1999 as compared to none for the same period in 1998.

The sum of the above resulted in a net loss of $169,542 for the three months ended March 31, 1999 as compared to a net loss of $15,395 for the three months ended March 31, 1998 and a pro form net loss of $49,890 for the three months ended March 31, 1998.

Part I.  Item 2.     Management's Discussion and Analysis, continued

                              CITA BIOMEDICAL, INC.

FINANCIAL CONDITION

The Company has experienced losses since 1994 as a result of efforts to find a suitable merger or acquisition candidate. Since its acquisition of CITA Americas, Inc., and the commencing of operations, the Company has continued to incur operating losses, and negligible cash flow from operations. Due to liquidity problems, the Company has been unable to make timely payments to certain creditors. As of March 31, 1999, the Company had past due trade payables totaling approximately $300,000. In the aggregate, these indicators raise substantial doubt about the Company's ability to continue as a going concern.

Deferred payments have been negotiated with certain creditors and the Company is actively pursuing new operating centers which management believes will provide positive working capital. There is no assurance that new centers will be obtained, or if acquired, that they will provide sufficient working capital.


PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  27*  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 1999 and 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        CITA BIOMEDICAL, INC.
                                        ---------------------
                                            (Registrant)


DATE:    October 20, 1999           BY:/s/ Joseph Dunn
         ----------------              --------------------------------------
                                       Joseph Dunn
                                       President, Chief Executive Officer and
                                       Chief Financial Officer




DATE:     October 20, 1999          BY:/s/ Michael C. Hinton
         ----------------              --------------------------------------
                                       Michael C. Hinton
                                       Secretary and Director