Form 10QSB
period 1999-06-30
CITA BIOMEDICAL INC
filed 1999-10-25
CIK 700890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999                 Commission File Number 0-109659
                  -------------                                        --------



                              CITA BIOMEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                 93-0962072
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


   9025 Wilshire Blvd. Suite 301, Beverly Hills, CA                     90211
   ------------------------------------------------                  ----------
       (Address of principal executive offices)                      (Zip code)

                                 (310) 550-4965
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes___X___       No  _____

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


--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.

FORM 10-QSB
2ND QUARTER

                              CITA BIOMEDICAL, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements*
                                                                           Page
                                                                          -----
   Condensed consolidated balance sheet - June 30, 1999 (Unaudited)..........3

   Condensed consolidated  statements of operations -
     three and six months ended
     June 30, 1999 and 1998 and for the period
     August 12, 1998 through June 30, 1999 (Unaudited) ......................4

   Condensed consolidated statements of cash flows - six months ended
     June 30, 1999 and 1998 and for the period August 12, 1998
     through June 30, 1999 (Unaudited) ......................................5

   Notes to condensed consolidated financial statements (Unaudited) .........6

   Item 2. Management's discussion and analysis .............................8

PART II - OTHER INFORMATION..................................................9

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

Part I.  Item 1.  Financial information

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                  Condensed Consolidated Balance Sheet
                              June 30, 1999

                                 Assets

Cash............................................................................$    41,946
Other current assets............................................................     30,250
                                                                                -----------
                                                     Total Current Assets            72,196

Property and Equipment, net.....................................................     30,176

Intangible Assets, net..........................................................    981,949

Deposits........................................................................     12,996
                                                                                -----------
                                                                                $ 1,097,317
                                                                                ===========
                  Liabilities and Shareholders' Equity

Accounts payable and accrued expenses...........................................    339,349
Short term loans................................................................    299,898
Due to related party............................................................     95,578
                                                                                -----------
                                                Total Current Liabilities           734,825
                                                                                -----------

Preferred stock.................................................................    896,444
Common stock....................................................................     77,667
Additional paid in capital......................................................  3,772,475
Accumulated deficit............................................................. (3,801,072)
Deficit accumulated during development stage....................................   (583,022)
                                                                                -----------
                                               Total Shareholders' Equity           362,492
                                                                                -----------
                                                                                $ 1,097,317
                                                                                ===========


   See accompanying notes to the condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)


                 Condensed Consolidated Statements of Operations

                                                 For the three months ended          For the six months ended
                                                           June 30,                           June 30,              August 12, 1998
                                                 --------------------------         --------------------------          Through
                                                   1999              1998             1999              1998         June 30, 1999
                                                 ---------        ---------         ---------        ---------      ---------------
Revenues.........................................$ 111,013        $       -         $ 296,112        $       -       $   468,746

Operating Expenses
  Cost of revenues...............................   71,866                -           161,306                -           238,115
  General and administrative.....................  191,425           13,539           426,909           25,539           715,445
  Depreciation and amortization..................   24,772                -            54,714                -            98,934
                                                 ---------        ---------         ---------        ---------       -----------
                  Total operating expenses         288,063           13,539           642,929           25,539         1,052,494
                            Operating Loss        (177,050)         (13,539)         (346,817)         (25,539)         (583,748)

Non-operating Income (Expense)
  Interest expense...............................        -           (1,373)                -           (3,395)                -
  Interest income................................      180                -               405                -               726
                                                 ---------        ---------         ---------        ---------       -----------
              Net loss before income taxes        (176,870)         (14,912)         (346,412)         (28,934)         (583,022)

Income taxes.....................................        -                -                 -                -
                                                 ---------        ---------         ---------        ---------       -----------
                                  Net Loss       $(176,870)       $ (14,912)        $(346,412)       $ (28,934)      $  (583,022)
                                                 =========        =========         =========        =========       ===========

Net loss per common share:
  Basic and diluted..............................$   (0.02)       $   (0.06)        $   (0.04)       $   (0.11)
                                                 =========        =========         =========        =========
Shares used for computing net loss per share:
  Basic and diluted..............................7,766,662          266,662         7,766,662          266,662
                                                 =========        =========         =========        =========







   See accompanying notes to the condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows

                                                                          For the six months ended
                                                                                   June 30,                    August 12, 1998
                                                                        ----------------------------                Through
                                                                           1999               1998               June 30, 1999
                                                                        ---------           --------           ---------------
                                               NET CASH (USED IN)
                                            OPERATING ACTIVITIES        $(296,503)          $ (8,000)             $ (332,595)

INVESTING ACTIVITIES
Purchase of CITA Americas, Inc., cash received..........................        -                  -                  47,066
                                                                        ---------           --------              ----------
                                               NET CASH (USED IN)
                                            INVESTING ACTIVITIES                -                  -                  47,066
                                                                        ---------           --------              ----------

FINANCING ACTIVITIES
Proceeds from working capital advances..................................  327,475              8,000                 327,475
                                                                        ---------           --------              ----------
                                               NET CASH (USED IN)
                                            FINANCING ACTIVITIES          327,475              8,000                 327,475
                                                                        ---------           --------              ----------

Net increase in cash....................................................   30,972                  -                  41,946
Cash, beginning of period...............................................   10,974                  -                       -
                                                                        ---------           --------              ----------
Cash, end of period.....................................................$  41,946           $      -              $   41,946
                                                                        =========           ========              ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest..................................................$       -           $      -              $        -
                                                                        =========           ========              ==========
Cash paid for income taxes..............................................$       -           $      -              $        -
                                                                        =========           ========              ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of CITA Americas, Inc. in exchange for
  1,000 shares of preferred stock.......................................$       -           $      -              $  896,444
                                                                        =========           ========              ==========

Stock issued in satisfaction of note payable............................$       -           $      -              $  150,000
                                                                        =========           ========              ==========

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1999

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

             PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               For the six months ended June 30, 1998 (Unaudited)

                                                          CITA            CITA                         Pro forma
                                                       Biomedical       Americas      Adjustments    Consolidated
                                                       ----------      ----------     -----------    ------------
Revenues...............................................$       -       $ 260,410                      $ 260,410
Operating expenses.....................................  (25,539)       (350,154)       (5,170)        (380,863)
(Loss) income from operations..........................  (25,539)        (89,744)       (5,170)        (120,453)
Interest expense.......................................   (3,395)              -                         (3,395)
Interest income........................................        -             109                            109
Net (loss) income......................................  (28,934)        (89,635)       (5,170)        (123,739)
Net (loss) income per share - basic and diluted........$   (0.11)      $ (448.18)                     $   (0.46)
Basic and diluted shares outstanding...................  266,662             200                        266,662


Pro forma adjustments

The adjustment of $5,170 is the additional pro forma amortization of the excess of the purchase price of $103,400. The unaudited pro forma condensed consolidated financial information does not show any adjustments for a change in the income tax benefit as the total pro forma consolidated benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1999

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

During the six months ended June 30, 1999 an officer and director of the Company advanced the Company approximately $27,578 for working capital purposes. The amount due to the officer is included in the accompanying condensed consolidated financial statements as due to related party.

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

Part I.  Item 2.     Management's Discussion and Analysis

                              CITA BIOMEDICAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash of $41,946. For the six months ended June 30, 1999 the Company received approximately $299,898 from an unrelated third party as working capital loans. The Company anticipates converting the loans to convertible preferred stock. Further, the President of the Company advanced the Company $27,578 as short-term working capital advances. The Company anticipates financing its operations from net cash flow from operations and third party financing transactions. The Company intends to explore all options available to it with respect to such potential financing.

RESULTS OF OPERATIONS

No operations were conducted during the three or six months ended June 30, 1998. From December 1994 to August 12, 1998, the Company has been an inactive shell company. Any expenses incurred during that period have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934. The Company also incurred $24,000 in compensation expense to its officers. In light of the fact that the Company was essentially inactive through August 12, 1998, period-to-period comparisons of financial results are not meaningful. Nevertheless, the following information is provided.

Revenue

The Company's revenues for the six months ended June 30, 1999 were $296,112, compared to no revenue for the same period in 1998. Essentially all of this revenue was derived from procedures performed by CITA Americas, Inc. Those same revenue for the six months ended June 30, 1999 increased over pro forma revenues for the same period by $35,702. The increase was due to an increase in number of patients treated and that CITA America's began operations in the middle of February 1998.

Cost of Revenue

The Company's cost of revenues for the six months ended June 30, 1999 was $161,306, compared to none for the same period in 1998. This resulted in a gross profit of $134,806 for the six months ended June 30, 1999, or a gross profit margin of 45.5 percent. Those same cost of revenues for the six months ended June 30, 1999 increased over pro forma cost of revenues for the same period in 1998 by $18,081, resulting in a increase in gross profit of $17,621 for the six months ended June 30, 1999 as compared to pro forma gross profit for the six months ended June 30, 1998.

Other Operating Expenses

General and administrative expenses for the six months ended June 30, 1999 were $426,909 compared to $25,539 for the same period in 1998. The increase of $401,370 was primarily due to the Company's acquisition of CITA America's.
However when comparing those same general and administrative expenses to pro forma general and administrative expenses for the same period in 1998, there was an increase of $256,456. This increase was primarily due to CITA America's starting up operations in February of 1998 and an increase in marketing and salary expenses in 1999.

The Company incurred depreciation and amortization expenses of $54,714 for the six months ended June 30, 1999 as compared to none for the same period in 1998.

The sum of the above resulted in a net loss of $346,412 for the six months ended June 30, 1999 as compared to a net loss of $28,934 for the six months ended June 30, 1998 and a pro form net loss of $123,739 for the six months ended June 30, 1998.

Part I.  Item 2.     Management's Discussion and Analysis, continued

                              CITA BIOMEDICAL, INC.

FINANCIAL CONDITION

The Company has experienced losses since 1994 as a result of efforts to find a suitable merger or acquisition candidate. Since its acquisition of CITA Americas, Inc., and the commencing of operations, the Company has continued to incur operating losses, and negligible cash flow from operations. Due to liquidity problems, the Company has been unable to make timely payments to certain creditors. As of June 30, 1999, the Company had past due trade payables totaling $275,000. In the aggregate, these indicators raise substantial doubt about the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

              27*  Financial Data Schedule.

          (b) The Company filed no reports on Form 8-K during the six months ended June 30, 1999.

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1999 and 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              CITA BIOMEDICAL, INC.
                              ---------------------
                                  (Registrant)


DATE:    October 20, 1999       BY: /s/ Joseph Dunn
         ----------------          ---------------------------
                                   Joseph Dunn
                                   President, Chief Executive Officer and
                                   Chief Financial Officer




DATE:     October 20, 1999      BY: /s/ Michael C. Hinton
          ----------------         ---------------------------
                                   Michael C. Hinton
                                   Secretary and Director