Form 10QSB
period 1999-09-30
CITA BIOMEDICAL INC
filed 1999-11-15
CIK 700890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999             Commission File Number 0-109659
                  ------------------                                    --------



                              CITA BIOMEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                    93-0962072
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


9025 Wilshire Blvd. Suite 301, Beverly Hills, CA                        90211
------------------------------------------------                      ----------
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

                                                         Yes X            No
                                                            ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.01 par value                                 7,766,662
-----------------------------                    -------------------------------
            Class                                Number of shares outstanding at
                                                         October 20, 1999


--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.

FORM 10-QSB
3RD QUARTER

                              CITA BIOMEDICAL, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements*
                                                                       Page
                                                                       ----
         Condensed consolidated balance sheet -
           September 30, 1999 (Unaudited)................................3

         Condensed consolidated statements of operations -
           three and nine months ended
           September 30, 1999 and 1998
           and for the period August 12, 1998
           through September 30, 1999 (Unaudited) .......................4

         Condensed consolidated statements of cash flows -
           nine months ended September 30, 1999
           and 1998 and for the period August 12, 1998
           through September 30, 1999 (Unaudited) .......................5

         Notes to condensed consolidated
           financial statements (Unaudited) .............................6

         Item 2. Management's discussion and analysis ...................8

PART II - OTHER INFORMATION..............................................9

              Item 1. Legal Preceedings
              Item 2. Changes in Securities
              Item 3. Defaults Upon Senior Securities
              Item 4. Submission of Matters To A Vote of Security Holders
              Item 5. Other Information
              Item 6. Exhibits and Reports on Form 8-K

              Signatures................................................10

* The accompanying condensed consolidated financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                              CITA BIOMEDICAL, INC.
                          -----------------------------
                          (A Development Stage Company)

                  Condensed Consolidated Balance Sheet
                          September 30, 1999

                                 Assets

Cash.............................................................$        -
Other current assets.............................................         -
                                                                 ----------
                                             Total Current Assets         -

Property and Equipment, net..........................................26,009

Intangible Assets, net..............................................962,531

Deposits.............................................................13,570
                                                                 ----------
                                                                 $1,002,110
                                                                 ==========

                  Liabilities and Shareholders' Equity

Accounts payable and accrued expenses...............................360,042
Short term loans....................................................316,929
Due to related party................................................144,577
                                                                 ----------
                                       Total Current Liabilities    821,548
                                                                 ----------

Preferred stock.....................................................896,444
Common stock.........................................................77,667
Additional paid in capital........................................3,772,475
Accumulated deficit..............................................(3,801,072)
Deficit accumulated during development stage.......................(764,952)
                                                                 ----------
                                      Total Shareholders' Equity    180,562
                                                                 ----------
                                                                 $1,002,110
                                                                 ==========

   See accompanying notes to the condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          -----------------------------
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations

                                                                                                                   August 12, 1998
                                                  For the three months ended      For the nine months ended            Through
                                                         September 30,                  September 30,                September 30,
                                                  --------------------------     --------------------------        ---------------
                                                     1999              1998        1999              1998               1999
                                                  ----------        --------     --------          --------        ---------------
Revenues........................................  $124,322          $ 60,950     $420,434          $ 60,950           $593,068

Operating Expenses
  Cost of revenues..............................    67,691            26,685      228,997            26,685            305,806
  General and administrative....................   203,582            61,855      630,491            87,395            919,027
  Depreciation and amortization.................    35,112            12,984       89,826            12,984            134,046
                  Total operating expenses         306,385           101,524      949,314           127,064          1,358,879
                            Operating Loss        (182,063)          (40,574)    (528,880)          (66,114)          (765,811)

Non-operating Income (Expense)
  Interest expense..............................         -            (2,781)           -            (7,550)                 -
  Interest income...............................       133                 -          538                 -                859
              Net loss before income taxes        (181,930)          (43,355)    (528,342)          (73,664)          (764,952)

Income taxes....................................         -                 -            -                 -
                                  Net Loss       $(181,930)         $(43,355)   $(528,342)         $(73,664)         $(764,952)


Net loss per common share:
  Basic and diluted.............................   $ (0.02)          $ (0.02)     $ (0.07)          $ (0.07)
Shares used for computing net loss per share:
  Basic and diluted............................. 7,766,662         2,766,662    7,766,662         1,099,995

   See accompanying notes to the condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          -----------------------------
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows

                                                                          For the nine months ended             August 12, 1998
                                                                               September 30,                        Through
                                                                        ----------------------------           ------------------
                                                                           1999               1998             September 30, 1999
                                                                        ---------            -------           ------------------

                                               NET CASH (USED IN)
                                            OPERATING ACTIVITIES        $(387,449)           $ 5,619              $ (423,541)

INVESTING ACTIVITIES
Purchase of CITA Americas, Inc., cash received...................               -                  -                  47,066
                                                                        ---------            -------              ----------
                                               NET CASH (USED IN)
                                            INVESTING ACTIVITIES                -                  -                  47,066
                                                                        ---------            -------              ----------
FINANCING ACTIVITIES
Proceeds from working capital advances...........................         376,475                  -                 376,475
                                                                        ---------            -------              ----------
                                               NET CASH (USED IN)
                                            FINANCING ACTIVITIES          376,475                  -                 376,475
                                                                        ---------            -------              ----------

Net increase in cash.............................................         (10,974)             5,619                       -
Cash, beginning of period........................................          10,974                  -                       -
                                                                        ---------            -------              ----------
Cash, end of period..............................................       $       -            $ 5,619              $        -
                                                                        =========            =======              ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest...........................................       $       -            $     -              $        -
                                                                        =========            =======              ==========
Cash paid for income taxes.......................................       $       -            $     -              $        -
                                                                        =========            =======              ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of CITA Americas, Inc. in exchange for
  1,000 shares of preferred stock................................       $       -            $     -              $  896,444
                                                                        =========            =======              ==========
Stock issued in satisfaction of note payable.....................       $       -            $     -              $  150,000
                                                                        =========            =======              ==========

                              CITA BIOMEDICAL, INC.
                          -----------------------------
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1999

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

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            For the nine months ended September 30, 1998 (Unaudited)

                                                         CITA          CITA                     Pro forma
                                                      Biomedical     Americas   Adjustments   Consolidated
                                                      -----------   ---------   -----------   ------------
Revenues....................................             $ 60,950   $424,203     (61,258)       $ 423,895
Operating expenses..........................             (127,064)  (573,047)    121,488         (578,623)
(Loss) income from operations...............              (66,114)  (148,844)     60,230         (154,728)
Interest expense............................               (7,550)         -                       (7,550)
Interest income.............................                    -        424        (191)             234
Net (loss) income...........................              (73,664)  (148,419)     60,039         (162,044)
Net (loss) income per share -
  basic and diluted.........................              $ (0.07)  $(742.10)                     $ (0.15)
Basic and diluted shares outstanding........            1,099,995        200                    1,099,995

Pro forma adjustments
The adjustments include the operations of Cita Americas for the period of August 12, 1998 to September 30, 1998, which are included in both the Cita Biomedical and Cita Americas. Also included is an adjustment of $7,324 which is the additional pro forma amortization of the excess of the purchase price of $103,400. The unaudited pro forma condensed consolidated financial information does not show any adjustments for a change in the income tax benefit as the total pro forma consolidated benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1999

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

During the nine months ended September 30, 1999 an officer and director of the Company advanced the Company approximately $76,577 for working capital purposes. The amount due to the officer is included in the accompanying condensed consolidated financial statements as due to related party.

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

Part I.  Item 2.     Management's Discussion and Analysis

                              CITA BIOMEDICAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash of $-0-. For the nine months ended September 30, 1999 the Company received approximately $316,929 from an unrelated third party as working capital loans. The Company anticipates converting the loans to convertible preferred stock. Further, the President of the Company advanced the Company $76,577 as short-term working capital advances. The Company anticipates financing its operations from net cash flow from operations and third party financing transactions. The Company intends to explore all options available to it with respect to such potential financing.

RESULTS OF OPERATIONS

No operations were conducted during the three or six months ended June 30, 1998. From December 1994 to August 12, 1998, the Company has been an inactive shell company. Any expenses incurred during that period have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934. The Company also incurred $34,000 in compensation expense to its officers. In light of the fact that the Company was essentially inactive through August 12, 1998, period-to-period comparisons of financial results are not meaningful. Nevertheless, the following information is provided.

Revenue
The Company's revenues for the nine months ended September 30, 1999 were $420,434, compared to $60,950 for the nine months ended September 30, 1998. Essentially all of this revenue was derived from procedures performed by CITA Americas, Inc. Those same revenue for the nine months ended September 30, 1999 decreased from pro forma revenues for the same period in 1998 by $3,461. The decrease was due to the fact that the company reduced activity at one of its locations.

Cost of Revenue
The Company's cost of revenues for the nine months ended September 30, 1999 was $228,997, compared to $26,685 for the nine months ended September 30, 1998. This resulted in a gross profit of $191,437 for the nine months ended September 30, 1999, or a gross profit margin of 45.5 percent. Those same cost of revenues for the nine months ended September 30, 1999 increased over pro forma cost of revenues for the same period in 1998 by $39,362, resulting in a decrease in gross profit of $42,823 for the nine months ended September 30, 1999 as compared to pro forma gross profit for the nine months ended September 30, 1998.

Part I.  Item 2.     Management's Discussion and Analysis, continued

                              CITA BIOMEDICAL, INC.

Other Operating Expenses
General and administrative expenses for the nine months ended September 30, 1999 were $630,491 compared to $87,395 for the nine months ended September 30, 1998.The increase of $543,096 was primarily due to the Company's acquisition of CITA America's. However, when comparing those same general and administrative expenses to pro forma general and administrative expenses for the same period in 1998, there was an increase of $476,565. This increase was primarily due to CITA America's starting up operations in February of 1998 and an increase in marketing and salary expenses in 1999.

The Company incurred depreciation and amortization expenses of $89,826 for the nine months ended September 30, 1999 as compared to $12,984 for the nine months ended September 30, 1998.

The sum of the above resulted in a net loss of $528,342 for the nine months ended September 30, 1999 as compared to a net loss of $73,664 for the nine months ended September 30, 1998 and a pro forma net loss of $162,044 for the nine months ended September 30, 1998.

FINANCIAL CONDITION

The Company has experienced losses since 1994 as a result of efforts to find a suitable merger or acquisition candidate. Since its acquisition of CITA Americas, Inc., and the commencing of operations, the Company has continued to incur operating losses, and negligible cash flow from operations. Due to liquidity problems, the Company has been unable to make timely payments to certain creditors. As of September 30, 1999, the Company had past due trade payables totaling approximately $275,000. In the aggregate, these indicators raise substantial doubt about the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  27*  Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the nine months ended September 30, 1999.

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended June 30, 1999 and 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              CITA BIOMEDICAL, INC.
                                  (Registrant)


DATE:     November 12, 1999           BY:
          -----------------              --------------------------------------
                                         Joseph Dunn
                                         President, Chief Executive Officer and
                                         Chief Financial Officer




DATE:     Nobember 12, 1999           BY:
          -----------------              --------------------------------------
                                         Michael C. Hinton
                                         Secretary and Director