Form 10KSB
period 1999-12-31
CITA BIOMEDICAL INC
filed 2000-04-14
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999
                                                        -----------------
                          Commission File No. 0-109659

                              CITA BIOMEDICAL, INC.

            COLORADO                                            93-0962072
-------------------------------                             -----------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)


             9025 Wilshire Blvd. Suite 301, Beverly Hills, CA 90211
             ------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (310) 550-4965
                                               --------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          $.0l Par Value Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____      No__X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part M of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Issuer's revenues for the most recent fiscal year: $505,455

The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $1,911,666.42. The aggregate market value was based upon the mean between the closing bid and asked price for the shares of common stock as reported by the National Association of Securities Dealers, Inc. as of December 31, 1999.

Number of shares outstanding of each of the issuer's classes of common equity, as of December 31 1999: 7,766,662 shares of common stock and 1000 shares of preferred stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits.

Transitional Small Business Disclosure Format: Yes ____      No _X_

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

A)       General

         CITA Biomedical, Inc. (the "Company"), was incorporated in Colorado on June 9, 1981, under the name "Blue Grass Breeders, Inc." The Company was formed for the purpose of engaging in the business of acquiring, breeding, racing and selling thoroughbred horses. The Company completed an initial public offering of its $.0l par value common shares in February 1983, receiving net proceeds of approximately $2,134,000.

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

         On December 15, 1997 a special meeting of the shareholders of the Company was held at which Joseph Dunn and Michael Hinton were elected to serve as Directors of the Company. On August 12, 1998 the Company purchased CITA Americas, Inc., (a Nevada Corporation), from Aviation Industries for 2.2 million dollars in convertible preferred shares with a purchase price adjustment provision at the end of twelve months whereby the purchase price maybe recalculated down depending on the results of the final audit. It is anticipated that such an adjustment will be made. Shortly thereafter, the Company changed its name to CITA Biomedical, Inc.

         CITA Americas, Inc. operates as a wholly owned subsidiary of CITA Biomedical and is in the business ofthe treatment and rapid detoxification of persons addicted to opiate based drugs whether natural or synthetic (e.g., Methadone, Heroin, Codeine, Demerol, Tylenol, Percasat, etc.)

         The Company currently has contracts for detoxification with the University of Illinois Chicago Medical Center, Centinela Hospital in Los Angeles, and Sunset Speciality Hospital, Denver, Woodland Park Hospital, Portland, OR, John C. Lincoln Hospital, Phoenix. The Company anticipates opening new facilities in the coming year.

         B)       Narrative Description of Business

         Employees and Consultants

                  The Company currently has eight full time paid employees and two independent contractors. None of its employees have employment agreements.

         Products

         The current primary product that the Company offers is (UROD), Ultra Rapid Opiate Detoxification. This revolutionary new and non-experimental, procedure offers successful detoxification from heroin, methadone or other opiate based prescription drugs to those individuals addicted without the typical elongated painful withdrawal discomfort. Patients are successfully detoxified in 4 - 6 hours with a hospital stay of 24 hours in most cases. Patients are put under anesthesia and are given FDA approved opiate antagonist drugs, which displaces the opiates at the receptor level. The UROD procedure helps to reset the natural state of the body receptors.

         The Market

         The opiate detoxification market is growing at a rapid rate. Opiate addiction affects 0.7% of adult Americans sometime during their lifetime1. The market for detoxification services amounted to approximately $10.5 billion in the U.S. alone in 1998. This represented a 6% growth over the prior two years2. Heroin and opiate addiction is currently at an epidemic state both nationally as well as internationally. Between 1988 and 1995 according to National Institute in Drug Addiction (NIDA), American users spent between $9 billion and $18 billion yearly. Recent studies estimate that there are almost two million heroin users in the U.S3, and indications show the number is rising. Worldwide estimates are significantly greater. More importantly, and likely greater, is a large population of prescription opiate abusers has yet to be quantified by researchers. Additionally, there are over 180,000 registered methadone addicts in the U.S4. There are an estimated 1.5 million opiate addicts in the U.S. with only 600,000 treatment slots currently available. In New York state alone, where almost 30,000 such detoxifications are done each year5 and an additional 40,000 methadone patients are addicted, the state spends almost $140 million a year on maintaining methadone addicts and $130 million for additional opiate detoxifications6

         Competition

         The company considers it has two distinct competitors: i) traditional, or longer, in-patient methods of detoxification, and (ii) methadone maintenance or methadone taper detoxification

A.  Traditional Methods of Detoxification

         Traditional forms of detoxification are generally conducted in an in-patient setting, in a hospital facility. Examples of such treatment centers include the following:

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

---------------
1 Robbins LN, Regier DA (eds): Psychiatric Disorders in America. New York,
  Free Press, 1991
2 National Institute on Drug Abuse: National Household Survey on Drug Abuse.
  Washington DC, US Government Printing Office, 1998
3 American Psychiatric Association: Practice Guidelines for Treatment of
  Patients With Substance Abuse Disorders: Alcohol, Cocaine, Opiods. Washington DC American Psychiatric Association, 1995
4 National Institute on Drug Abuse: Washington DC
5 New York State Department of Social Services. DHLTC FFY 1995, Longitudinal
  Inpatient (E) 807D Report
6 Rettig RA, Yarmolinski J (eds): Federal Regulations of Methadone Treatment.
  Washington D.C., National Academy Press; New York State Department of Services, Longitudinal Inpatient (E) 807D Report

         Most centers for treatment of opiate addiction refer the patients out to a local hospital to do the detoxification portion of the treatment, then bring the patient into an outpatient rehabilitation program. These hospital detoxifications generally cost between $4,500 and $13,000, depending on daily hospital rates, length of stay, any additional substances, etc. The main advantage these programs have over CITA is they are generally covered by third party payors, such as insurance companies and managed care entities. However, this may change in the very near future, as CITA has recently been granted reimbursement for treatment by some private insurance companies, as well as a couple other third party, managed care groups (e.g., Creative Care Management, Chicago, Illinois).

In terms of quality and strength, CITA has several distinct advantages over the conventional methods of competition, including the following:

o Success rates - traditional forms of detoxification currently have a documented 7-17% average success rate; CITA consistently enjoys a documented 60% average success rate1.
o    The usual 6-28 days for detoxification is reduced to just 6-8 hours.
o UROD is a guaranteed and 100% effective detoxification: all traces of opiates are removed.
o Trained and board-certified UROD anesthesiologists oversee and monitor the entire detoxification process, offering an even more controlled and safer environment than conventional centers.
o    No painful withdrawal symptoms are experienced while under anesthesia.
o Hospital stay is reduced to 23 to 36 hours: UROD frees hospital space for more efficient use of the facilities.
o No traumatic transition experienced between detoxification and rehabilitative treatment, thereby increasing the chances the patient will continue to go on to further therapy and rehabilitation.
o    UROD allows for an earlier return to work and home.
o    No addictive medications are used as opiate substitutions.
o UROD accelerates repair of the body's cells and increases regeneration of the natural opiates.
o    The CITA Method reduces insurance requests for re-treatment.
o    The CITA Method is the only viable treatment for methadone addicts.
o Based upon CITA's depth of experience (4,500 plus patients worldwide) and one full year of operation in the US, CITA is now able to profitably assess and target managed care and capitated populations.

--------------
1 Rabinowitx J, Cohen H, Kotler M: One Year Outcomes of Ultra Rapid Opiate Detoxification Combined with Naltrexone Maintinance. Journal of Drug Abuse,1996

B.  Methadone

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

         Methadone clinics have become a place the patient visits each and every morning, stands in line, pays their fees, takes their dose, and goes on with their day. There is little attempt at helping the patients overcome the addiction or work on other areas of their lives, and the clinics have no economic incentive to begin reducing memberships. It has become a prison for many, as they are told that there is no other solution. And, American taxpayers are finished with supporting clinics that exacerbate the very problem they were set up to solve.

         The CITA Method of detoxification is that solution, and CITA argues that it is the only method in existence today for the proper treatment of the methadone population. CITA's research shows that approximately 70% of the addicts receiving methadone maintenance are a treatable population, capable of leading a normal and functional lifestyle. Thus, CITA is prepared to treat these individuals.

C.  Other Rapid Detoxification Programs

         Although there are a few other small and little known clinics, small hospitals and sole practitioners performing one form or another of one-day detoxification, their impact is not deemed significant for several reasons outlined below. The individual hospitals (CITA has identified three) that provide this treatment do so at the $6,000 - $10,000 price range, and have done such a small number of patients that CITA does not believe they will be able to continue operations much longer. These hospitals have no opportunity for regional or national reach, and have no capabilities of absorbing any of CITA's prospective patients or market share due to CITA's own name branding.

         The small clinics and individual doctors that compete in the one-day opiate detoxification market charge competitive prices in the upper $4000 to lower $6000 price range and are based in free-standing, and often times dangerous, clinic settings, with no regional or national reach.

         CITA is aware of one doctor in New Jersey charging $4,000 for a straight detoxification with no aftercare. It should be noted that the doctor performs the procedure without a properly qualified anesthesiologist and in an office setting - and has suffered severe criticism from professionals as a result. In addition, the State of New Jersey is currently reviewing the doctor's practices. There is also one center in Connecticut, which charges approximately the same. Neither program includes aftercare counseling sessions, naltrexone medication, or the initial lab work for the physical examination and medical clearance. In addition, the literature on both of the programs is scarce, general, and based on CITA's verbiage and procedure.

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

         In terms of quality and strength, CITA has several distinct advantages over the other rapid detoxification centers, including the following:

o The CITA Method, combining rapid detoxification with a long-term aftercare program for relapse prevention is the original method upon which all other protocols are based:

o CITA has the only method of rapid detox that is affiliated with major hospitals throughout the United States and world wide: CITA is the leader in detoxification and rehabilitation.

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

         Conventional Detoxification and Aftercare

         One of the serious limitations of conventional detoxification is that many patients do not complete it. In single center studies, dropout rates have been as high as 80% for outpatient detoxification2 and between 15% to 30% for inpatient detoxification3. Multi-center studies report inpatient dropout rates without distinguishing between opiates and other substances4. In the CATOR (Comprehensive Assessment and Treatment Outcome Research) study, based on six thousand patients from 19 treatment centers in 13 states, the dropout rates for all inpatient substance abuse programs was 16% 5. In perhaps the only national study reporting dropout rates from detoxification and treatment, which was conducted in Israel, almost half of the patients abandoned inpatient detoxification during the first week of the standard 30-day stay6. In New York State, 26% of Medicaid clients dropout of inpatient detoxification7. This amounts to an expenditure of almost $30 million per year for drop outs in New York State alone. Under the CITA Method, due to the use of general anesthesia, patients do not drop out during detoxification.

         Another limitation of conventional detoxification is that many patients are aversive to detoxification. Milby, for example, found that 34% of methadone maintenance patients do not detoxify due to detoxification phobia. Thus, another possible advantage of anesthesia aided detoxification is that it may facilitate the detoxification of addicted persons who are afraid to approach conventional detoxification.

         Long-term results

         It is well recognized that while detoxification is an important first step, relapse prevention requires an aftercare program. The Drug Abuse Reporting Program (DARP), a national treatment outcome study conducted in the United States on several thousand patients from 52 different substance abuse programs, found that 75% to 85% of patients treated in detoxification-only programs relapsed within one year. As noted previously, completing detoxification is a barrier to treatment for many patients. Of those patients who completed conventional detoxification without dropping out and who subsequently entered an aftercare program, at least half, to as many as 80% of them, returned to routine use of opiates within the first year. For example, in the DARP study, relapse rates for patients in after care programs ranged from 60% to 75% during the first year. Another major national study of treatment outcomes, TOPS (Treatment Outcome Prospective Study), found that of 2,280 select clients, who had successfully completed detoxification and then enrolled and started after care treatment, 57.2% had relapsed during the first year.

---------------
2 Stark M: Dropping Out of Substance Abuse Treatment: A Clinically Oriented
  Review. Clin Psychol Rev 1992; 12:93-116.
3 Gossop M, Green L, Phillips G, Bradley B: Lapse, Relapse, and Survival Among
  Opiate Addicts After Treatment: A perspective follow-up study. Br J Psychiatry 1989; 154:348-353.
4 Stark M: Droping Out of Substrance Abuse Treatment: A Clinically Oriented
  Review.  Clin. Psychol. Rev 1992; 12:93-116.
5 Harrison PA, Hoffman NG, Steed SG. Drug and Alcohol Addiction Treatment
  Outcome. In: Miller NS, ed. Comprehensive Handbook on Drug and Alcohol Addiction. New York, 1991 Maecel Dekker Inc. 1163 - 1197
6 Levinson D: Comparisons of Outcomes Among Graduates of Various Detoxification
  Programs.  Jerusalem IL, State of Israel Ministry of Health, 1993.
7 In 1995 Medicaid paid for 28,921 detoxifications in New York State. In 7,474 cases patients left against medical advice after an average of 4.4 days. Since detoxification takes 7 days and these patients left against medical advice, they apparently dropped-out prior to completing detoxification.

         Methadone Treatment

         According to Federal guidelines, while the eventual goal of methadone programs is abstinence, for many patients, it is recognized that some patients may need long-term methadone treatment. In practice, most programs encourage long-term methadone maintenance and do not encourage detoxification 8. Not surprisingly, it is rare to find patients who have successfully detoxified from methadone without relapsing to opiate use9 In the TOPS study, which included almost 2,700 methadone maintenance patients, by 13 weeks, 32% of patients had dropped out of treatment, by 26 weeks 48%. Only 34% of patients remained in methadone program for over one year. Similar results were obtained in the DARPS study 10.

         Thus, as compared to conventional detoxification, methadone appears to have a higher dropout rate. After taking into account the higher drop out rate and the dollars spent it is evident that the CITA UROD Method(TM) is far more effective and cost efficient than methadone treatment.

         CITA UROD Method(TM)

         After adjusting for dropout rates during detoxification or methadone treatment, the literature reviewed above suggests that of all patients who enter opiate detoxification or methadone treatment, less than 30% are opiate free a year later. In contrast to the relapse rates of patients treated with conventional methods, a study of patients treated with the CITA UROD Method(TM) found that after 1.5 years following UROD Procedure, 57% of 113 randomly selected patients remained drug-free11. Despite the fact that the UROD study allowed more time for relapse (1.5 years vs. 1 year), the results are considerably better than most other studies. After controlling for dropout (15%-50% of conventional inpatient detoxification patients), the success rate of the CITA UROD Method(TM) in this study appears to be double that of conventional detoxification and rehabilitation.

-------------
8 Hubbard RL, Mardsen ME, Rachel JV, Harwood HJ, Cavenaugh ER, Ginzburg HM:
  Drug Abuse Treatment: A National Study of Effectiveness. Chapel Hill,
  NC, The University of North Carolina Press, 1989
9 Kleber HD: Detoxification From Methadone Maintenance; The State of the Art.
  International Journal of Addiction 1977; 12:807-820
10  Hubbard RL, Mardsen ME, Rachel JV, Harwood HJ, Cavenaugh ER, Ginzburg HM:
    Drug Abuse Treatment: A National Study of Effectiveness. Chapel
    Hill, NC, The University of North Carolina Press, 1989
11 Rabinowitx J, Cohen H, Kotler M: One Year Outcomes of Ultra Rapid Opiate
   Detoxification Combined with Naltrexone Maintinance. Journal of Drug
   Abuse,1996

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

 New Subsidiary

         The Company has recently formed a wholly owned subsidiary, incorporated in the state of Delaware that has no activity at this time.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases office suite services at 9025 Wilshire Blvd. Suite 301, Beverly Hills, CA 90211. The majority of the company's employees occupy space in the facilities where detoxification procedures are performed. Other employees have small office spaces in their region or telecommute. The company also has an office at 51 E. Campbell Ave. Suite 101-D, Campbell, CA.

ITEM 3. LEGAL PROCEEDINGS

         No material legal proceedings, to which the Company is a party or to which the property of the Company is subject, are pending or are known by the Company to be threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no meetings of the shareholders in the fourth quarter of 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been listed for quotation in the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. trading under the symbol "DTOX".

The number of record holders of Common Stock as of December 31, 1999 was approximately 767 including nominees of beneficial owners.

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

         CITA Americas, Inc. is in the business of investigating and treating addictions to opiates. CITA Americas, Inc. holds certain rights to the Ultra Rapid Opiate Detoxification ("UROD"), a non-invasive medical procedure administered under local anesthesia to detoxify patients addicted to opiates such as heroin, methadone, morphine, percodan, percocet, darvon and other narcotics. The procedure is performed over a four to seven hour period following which the patient has only residual opiates in his or her system. The patient then is required to undergo an intense psychotherapy recovery program. The Company generally charges a fee of $7,000 per UROD treatment.

         In light of the fact that the Company was essentially inactive through August 1998, and is considered in a development stage through 1999, period to period comparisons of financial results are not meaningful. Nevertheless, the following information is provided.

Revenue

         The Company's revenues for 1999 were $505,455 compared to revenues of $173,384 in 1998. Essentially all of this revenue was derived from procedures performed by CITA Americas, Inc.

Cost of Revenues

         The Company's cost of revenues in 1999 was $283,627. This resulted in a gross profit of $221,828 or a gross profit margin of 45%. Compared to $77,580 cost of revenues in 1998, resulting in a gross profit of $95,804, or a gross profit margin of 55.3%. This decrease in gross profit margin was due to the overhead cost of expanding from 2 facilities in 1998 to 5 facilities in 1999.

Other Expenses

         General and administrative expenses in 1999 were $816,488 compared to $317,515 in 1998. In addition, in 1999 the Company incurred depreciation and amortization expenses of $120,557 compared to $87,509 in 1998. This resulted in total operating expenses of $1,220,672 and on operating loss of $715,000 compared to $2,768,060 and an operating loss of $2,594,676 in 1998 compared to a net operating loss of $17,623 in 1997.

Capital Resources

         During 1999, the Company received advances from it offices in the amount of $129,290 in addition to advances from a non- related party in the amount of $321,929. The Company had no other financing activities in 1999.

         The Company is engaged in no other material financing transactions in 1998. The Company anticipates financing its operations from net cash flow from operations and third party financing transactions. The Company intends to explore all options available to it with respect to such potential financing.

         The Company's newly formed subsidiary does intend to raise capital in 2000 but will do so directly through the subsidiary and not through the parent CITA Biomedical, Inc.

Effect of Inflation

         Inflation did not have a significant effect on the operations of the Company in 1999, nor is it expected to have any significant effect on operations in the near future.

ITEM 7.  FINANCIAL STATEMENTS

See index beginning on page F-l.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

         There were no disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the 1999 fiscal year.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

Name                        AGE               Position
----                        ---               --------
Joseph Dunn                  49               Chairman, CEO, President, CFO

Michael C. Hinton            53               Secretary, Director


         Joseph Dunn has served as an officer and director of the Company since December 15, 1998. Since 1994 he has been CEO of AVT, a firm engaged in the business of electronic operator and long distance services and Executive Vice President of Kane Gray, Inc. a firm engaged in the business of providing traffic management services to major corporations. Prior thereto and from 1980 he was Chief Executive Officer of Azonic Technology, Inc. that was engaged in the design, manufacture, sale and distribution of devices used in the etching and cleaning of silicon wafers. Mr. Dunn has also served as interim president and director of various technology firms that needed to undergo restructuring and market turnaround. Mr. Dunn graduated from Falls College in Atlanta, Georgia in 1970 with a degree in data processing and has taken courses in business at the University of California in Hayward, California and the UCLA Graduate School of Management in Los Angeles, California.

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


ITEM 10.          EXECUTIVE COMPENSATION

         The Company did not compensate its officers with stock or salary for fiscal year ending December 1999 however; it does anticipate compensation of both in 2000.

         The Company has adopted a stock option plan but has no retirement, pension, or profit sharing, for the benefit of its officers, directors or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future. The company does have insurance and 401k plan offered through it subsidiary CITA Americas, Inc.

Employment Contracts

         As of December 1999, the Company had no employment agreements with any of its executive officers or directors and all executive officers presently serve without compensation. Each of the Company's officers serves at the pleasure of the Board of Directors. However, the Company may execute employment agreements with its executive officers or other employees or consultants in the future, depending on results of operations.

         No officer is entitled to receive any additional compensation for his services to the Company as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         At December 31, 1999, the Company had outstanding 7,766,662 shares of Common Stock the only class of voting securities outstanding. Each share of Common Stock entitles the holder to one vote in any matter submitted to shareholders for approval.

         The following tabulates holdings of Common Stock of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5 % of the voting securities outstanding as of December 31, 1999, and, in addition, by all directors and officers of the Company individually and as a group. To the knowledge of management, the shareholders listed below have sole voting and investment power, except as otherwise noted.

                                      Number
                                    of Shares              Percent
Name and Address                   Securities             of Voting
----------------                   ----------             ---------
Joseph Dunn                        2,400,000                30.9%

Michael Hinton                       200,000                 2.6%

All Directors and Officers         2,600,000                33.5%
as a group (two persons)

         The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a) Financial Statements and Schedules. See Index to
             Financial Statements beginning on page F- 1.

         (B) Exhibit . The following exhibits are filed with or incorporated by reference into this report:

Exhibit           Description

  2.3 Closing Agreement between Equine Enterprises, Inc., and the Company, dated March 10, 1987

  3.1 Amended and Restated Articles of Incorporation filed January 14, 1982 with the Secretary of State of the State of Colorado.

  3.2      Amended and Second Restated Articles of Incorporation filed
           January 3,1983 with the Secretary of State of the State of Colorado.

   3.3 Amended and Second Restated Articles of Incorporation filed July 28, 1993, with the Secretary of State of the State of Colorado.

   3.4     Bylaws adopted by the Company effective June 9, 1981

   4.1     Specimen certificate for Common Shares, par value $.01 per share.

  10.1     Agreement between Company and Mr. Gary E. Keogh.

  10.2     1993 Stock Option Plan.


Incorporated by reference to the Company Form 8-K dated March 20, 1987.

Incorporated by reference to the Company's Registration Statement No. 2-81022D on Form S-18 dated December 21, 1992.

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

                                                    CITA BIOMEDICAL, INC.


                                                    By: /s/ Joseph Dunn
                                                        -----------------
                                                        Joseph Dunn
                                                        Chairman of the Board

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


DATE                  SIGNATURE                   TITLE

April    , 2000       /s/ Joseph Dunn             Chairman of the Board,
                      ---------------------       Chief Executive Officer,
                      Joseph Dunn                 President and Chief
                                                  Financial Officer
                                                  (Principal Executive Officer)

April    , 2000       /s/ Michael C, Hinton       Director
                      ----------------------
                      Michael C. Hinton

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                                                                           Page
                                                                           ----
Independent auditors' report...............................................F-2

Consolidated balance sheet as of December 31, 1999.........................F-3

Consolidated statements of operations, for the years ended
  December 31, 1999 and 1998 and for the period August 12, 1998
  (beginning of development stage) through December 31, 1999...............F-4

Consolidated statements of shareholders' equity (deficit) for the two year period ending December 31, 1999.................................F-5

Consolidated statements of cash flows, for the years ended
  December 31, 1999 and 1998 and for the period August 12, 1998
  (beginning of development stage) through December 31, 1999...............F-6

Notes to consolidated financial statements.................................F-7

To the Board of Directors and Shareholders
CITA Biomedical, Inc

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of CITA Biomedical, Inc. (a Colorado corporation in the development stage) as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CITA Biomedical, Inc., as of December 31, 1999 and the results of their operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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

Cordovano and Harvey, P.C.
Denver, Colorado

April 12, 2000

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999

                                     ASSETS

CURRENT ASSETS
      Cash...............................................................................$       -
      Receivables, other ................................................................        -
                                                                                         ---------
                                                                   TOTAL CURRENT ASSETS          -

PROPERTY AND EQUIPMENT, net of
      accumulated depreciation of $31,357  (Note C)......................................   21,043

INTANGIBLE ASSETS, net of
      accumulated amortization of $188,134  (Note A).....................................  936,766

DEPOSITS.................................................................................   13,577
                                                                                         ---------
                                                                                         $ 971,386
                                                                                         =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable, trade............................................................$ 162,709
      Accrued expenses...................................................................  289,628
      Accrued salaries...................................................................   28,567
      Advances payable...................................................................  321,929
      Advances payable to officer (Note B)...............................................  129,290
      Due to related party (Note B)......................................................   68,000
                                                                                         ---------
                                                              TOTAL CURRENT LIABILITIES  1,000,123
                                                                                         ---------

COMMITMENTS (Note H).....................................................................        -

SHAREHOLDERS' EQUITY (DEFICIT)
      Preferred stock, stated at fair  value,  30,000,000 shares authorized;
        1,000  shares issued and outstanding.............................................  896,444
      Common stock, $.01 par value; 150,000,000 shares authorized;
        7,766,662 shares issued and outstanding .........................................   77,667
      Additional paid in capital.........................................................3,772,475
      Accumulated deficit...............................................................(3,801,072)
      Deficit accumulated during development stage....................................... (974,251)
                                                                                         ---------
                                                    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)   (28,737)
                                                                                         ---------
                                                                                         $ 971,386
                                                                                         =========

        See accompanying notes to the consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            For the Years Ended December 31,       August 12, 1998
                                                                          -------------------------------------        Through
                                                                              1999                  1998          December 31, 1999
                                                                          ----------             -----------      -----------------
REVENUES.................................................................. $ 505,455              $ 172,634           $ 678,089

OPERATING EXPENSES

       Cost of revenues...................................................   283,627                 76,809             360,436
       General and administrative.........................................   816,488                317,536           1,105,024
       Depreciation and amortization......................................   120,557                 44,220             164,777
                                                                          ----------            -----------         -----------
                                                 TOTAL OPERATING EXPENSES  1,220,672                438,565           1,630,237
                                                                          ----------            -----------         -----------

                                                           OPERATING LOSS   (715,217)              (265,931)           (952,148)
NON-OPERATING INCOME (EXPENSE)
       Interest expense...................................................   (23,077)                (7,551)            (23,077)
       Interest income....................................................       653                    321                 974
                                                                          ----------            -----------         -----------
                                             NET LOSS BEFORE INCOME TAXES   (737,641)              (273,161)           (974,251)

INCOME TAXES (NOTE F).....................................................         -                      -                   -
                                                                          ----------            -----------         -----------
                                                                 NET LOSS $ (737,641)           $  (273,161)        $  (974,251)
                                                                          ==========            ===========         ===========
NET LOSS PER COMMON SHARE:
       Basic and diluted..................................................   $.(0.09)               $.(0.11)
                                                                          ==========            ===========

SHARES USED FOR COMPUTING NET LOSS PER SHARE:
       Basic and diluted.................................................. 7,766,662              2,404,162
                                                                          ==========            ===========

        See accompanying notes to the consolidated financial statements.

                                       CITA BIOMEDICAL, INC.
                                   (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          From January 1, 1997 through December 31, 1999

                                                   Preferred Stock         Common Stock      Additional                     Total
                                                 --------------------  -------------------    Paid-in     Accumulated  Shareholders'
                                                  Shares      Amount     Shares     Amount    Capital        Deficit       Equity
                                                 -------    ---------  ---------   -------  -----------  ------------- -------------
Balance, January 1, 1997*.......................      -     $      -     266,662   $ 2,667  $ 3,506,037  $ (3,734,211)  $ (225,507)

Net loss for the year ended
  December 31, 1997.............................      -            -           -         -            -       (30,310)     (30,310)
                                                 ------     --------   ---------   -------  -----------  ------------   ----------
                   BALANCE, December 31, 1997         -            -     266,662     2,667    3,506,037    (3,764,521)    (255,817)

Shares issued for conversion of debt
  (Note B)......................................      -            -   4,200,000    42,000      157,038             -      199,038

Shares issued, recorded at fair value,
  liquidation value of $2,200,000
  for acquisition of CITA Americas (Note A).....  1,000      896,444           -         -            -             -      896,444

Shares valued at fair value of common stock
  on date of issuance for acquisition costs
  of CITA Americas (Note A).....................      -            -   2,200,000    22,000       81,400             -      103,400

Shares issued for payment of compensation
  and accounts payable (Note B).................      -            -   1,100,000    11,000       28,000             -       39,000

Net loss for the year ended December 31, 1998...      -            -           -         -            -      (273,161)    (273,161)
                                                 ------     --------   ---------   -------  -----------  ------------   ----------
                   BALANCE, December 31, 1998     1,000    $ 896,444   7,766,662  $ 77,667  $ 3,772,475  $ (4,037,682)   $ 708,904

Net loss for the year ended December 31, 1999...      -            -           -         -            -      (737,641)    (737,641)
                                                 ------     --------   ---------   -------  -----------  ------------   ----------
                   BALANCE, December 31, 1999     1,000    $ 896,444   7,766,662  $ 77,667  $ 3,772,475  $ (4,775,323)   $ (28,737)
                                                 ======     ========   =========   =======  ===========  ============   ==========

                                             CITA BIOMEDICAL, INC.
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           For the Years Ended December 31,      August 12, 1998
                                                                           -------------------------------           Through
                                                                               1999               1998          December 31, 1999
                                                                           ------------       ------------      -----------------
OPERATING ACTIVITIES
     Net loss.............................................................  $ (737,641)       $  (273,161)         $ (974,251)
     Transactions not requiring cash:
         Depreciation and amortization....................................     120,557             44,220             164,777

     Changes in current assets and current liabilities:
         Decrease in receivables and  prepaid expenses....................      30,250                  -              30,250
         Decrease in receivables and  prepaid expenses;
           net of  $41,728 from purchase of CITA Americas, Inc............           -             11,478              11,478

         Increase in accounts payable and accrued liabilities.............     125,222                  -              88,671
         Increase in accounts payable and accrued liabilities
           net of $88,038 of payables satisfied with common stock and
           net of $224,532 effects from purchase of CITA Americas, Inc....           -            181,371             181,371
                                                                            ----------        -----------          ----------
                                                      NET CASH USED IN
                                                  OPERATING ACTIVITIES....    (461,612)           (36,092)           (497,704)
                                                                            ----------        -----------          ----------
INVESTING ACTIVITIES
     Cash paid for deposits...............................................        (581)                 -                (581)
     Purchase of CITA Americas, Inc,  cash received.......................           -             47,066              47,066
                                                                            ----------        -----------          ----------
                                                  NET CASH PROVIDED BY
                                                  INVESTING ACTIVITIES....        (581)            47,066              46,485
                                                                            ----------        -----------          ----------
FINANCING ACTIVITIES
     Advances from officers...............................................     129,290                  -             129,290
     Advances from unrelated third party                                       321,929                  -             321,929
                                                                            ----------        -----------          ----------
                                                  NET CASH PROVIDED BY
                                                  FINANCING ACTIVITIES         451,219                  -             451,219

NET CHANGE  IN CASH AND CASH EQUIVALENTS..................................     (10,974)            10,974                  (0)
Cash and cash equivalents, beginning......................................      10,974                  -                   -
                                                                            ----------        -----------          ----------
Cash and cash equivalents, ending.........................................  $       (0)       $    10,974          $       (0)
                                                                            ==========        ===========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest....................................................  $        -        $         -          $        -
                                                                            ==========        ===========          ==========
Cash paid for income taxes................................................  $        -        $         -          $        -
                                                                            ==========        ===========          ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of CITA Americas, Inc  in exchange for 1,000 shares of
     preferred stock (Note A).............................................  $        -        $   896,444          $  896,444
                                                                            ==========        ===========          ==========

Stock issued in satisfaction of note payable (Note B).....................  $        -        $   150,000          $  150,000
                                                                            ==========        ===========          ==========

                              CITA BIOMEDICAL, INC.

                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and business and summary of significant accounting policies

Organization and business:

CITA Biomedical, Inc. (the "Company") was incorporated in the state of Colorado on June 9, 1981 under the name of Blue Grass Breeders, Inc. From inception through February 1983 the Company was involved in raising equity capital. From February 1983 through March 30, 1991, the Company was engaged in the business of acquiring, breeding and selling thoroughbreds and quarterhorses, and from October 1, 1993 through December 15, 1994, the Company was engaged in the manufacture and sale of computer hardware and software. The Company ceased operations in both industries due to continued losses and the inability to meet obligations. From April 1991 through September 1993, and from December 15, 1994 through August 11, 1998 the Company was an inactive shell corporation. During that period the Company was known as Southwestern Environmental Corp.

On August 12, 1998, the Company purchased all of the outstanding shares of common stock of CITA Americas, Inc. from Aviation Industries, Inc. pursuant to a Stock Purchase Agreement entered into in July 1998. The purchase price was paid through the issuance of non-voting $.10 par value redeemable convertible preferred stock of the Company. The preferred stock is redeemable for $2,200,000 in cash or may be converted to common stock valued at $2,200,000 as of the date of conversion. The preferred stock was valued at $896,444, which in management's opinion approximates the fair value of the preferred stock as of the date of the acquisition. The president and a director of the Company received 2,000,000 and 200,000 shares, respectively of the Company's restricted common stock, valued at $103,400 in connection with the acquisition. CITA Americas, Inc., a Nevada corporation, currently in the development stage, was formed in March of 1998. CITA Americas was formed to engage in the investigation and treatment of addiction. In conjunction with the purchase, the Company changed its name from Southwestern Environmental Corp. to CITA Biomedical, Inc. - See Note G.

Concurrent with the Company's acquisition of CITA Americas, Inc., on August 12, 1998 the Company entered the development stage. Substantially all of the operations of the Company presented for the years ended December 31, 1999 and 1998 are results of operations of CITA Americas, Inc. As of December 31, 1999, the Company has not generated significant revenues from operations, nor has it achieved planned principal operations.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and business and summary of significant accounting policies continued

Organization and business continued:

As shown in the accompanying consolidated financial statements, the Company has a working capital deficit, incurred a net loss of $737,641 for the year ended December 31, 1999, has negative cash flows from operations and has a limited operating history. Those factors, as well as the uncertain condition that the Company faces as a new business, create an uncertainty about the Company's ability to continue as a going concern.

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

Summary of significant accounting policies:

Basis of presentation

The Company's primary operations since August 1998 have been devoted to developing its addiction treatment business. As a result, the consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." In order to generate significant revenues and become an operating business, the Company will need to continue to market its treatment method, enter into additional agreements with medical facilities that will administer the Company's treatment method, and increase the number of patients treated with the Company's drug addiction treatment method.

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

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and business and summary of significant accounting policies, continued

Summary of significant accounting policies continued:

Reclassifications

Certain prior-year amounts have been reclassified for comparative purposes to conform to the current-year presentation.

Cash

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. At December 31, 1999 the Company did not have any cash equivalents. Cash is stated at cost, which approximates fair value.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible assets

Intangible assets are stated net of accumulated amortization and include the rights to the UROD method and the use of the name CITA valued at $1,030,900 and certain patent pending rights totaling $94,000. The $1,030,900 is amortized on a straight-line basis over ten years. Amortization expense for the year ended December 31, 1999 was $103,090 and for the period from August 12, 1998 through December 31, 1998 was $38,664. Prior to August 12, 1998, amortization expense was $46,380, and recorded on the separate books of the Company's subsidiary. The Company has not recorded any amortization expense for the pending patent rights.

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

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and business and summary of significant accounting policies continued

Summary of significant accounting policies continued:

Loss per share

The Company accounts for loss per share in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of December 31 1999, there were 2,200,000 stock options and 2,200,000 shares, that could be issued if the Company's preferred stock is converted assuming a conversion rate of $1.00 per share, that were not included in the calculation of net loss per share-diluted because they were antidilutive.

Recently issued accounting pronouncements

The Company has adopted the following new accounting pronouncements for the year ended December 31, 1999. There was no material effect on the consolidated financial statements presented from the adoption of the new pronouncements.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and business and summary of significant accounting policies continued

Summary of significant accounting policies continued:

Recently issued accounting pronouncements, continued

This statement is not expected to affect the Company as the Company currently does not have any derivative instruments or hedging activities.

In June 1999, the FASB issued SFAS No. 137, which amended the implementation date for SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B:  Related party transactions, continued

During 1998, an affiliate of the Company acquired the Company's seven percent $150,000 note payable and accrued interest of $49,038 to Tanaka Capital Limited. Once the note was acquired by the affiliate, the Company converted the note to 4,200,000 shares of the Company's unrestricted common stock. The shares were issued in two certificates of 2,100,000 shares each to corporations owned or controlled by affiliates of the Company. One certificate was issued on August 4, 1998 and the other on October 8, 1998. Both certificates were issued on a "post-split" basis. See Note D - Shareholders' equity.

The terms of the promissory note included certain terms for conversion, such as the conversion being subject to the stock becoming available pursuant to a vote of the current shareholders to increase the capitalization of the Company. Further, the conversion was to be based on the average of certain market quotations five days prior to the date of conversion discounted by 60 percent. To negotiate the conversion of the note, dated June 21, 1994, which was due and payable on June 21, 1995, management agreed to convert the note at approximately $.047 per share. The Company's common stock had been thinly traded and the market prices during the period of negotiations were in management's opinion, negligible and not representative of a market value. The promissory note was originally issued as payment for the Company's repurchase of 1,000,000 shares of the Company's common stock that had been sold to Tanaka Capital Limited for $50,000.

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

During the year ended December 31, 1999 an officer and director of the Company advanced the Company approximately $129,290 for working capital purposes. The amount due to the officer is included in the accompanying consolidated financial statements as advances payable to officer.

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

Note C:  Property and equipment

Furniture and equipment consisted of office furniture and equipment including computers and credit card machines totaling $52,400. Accumulated depreciation at December 31, 1999 totaled $31,537. Depreciation expense for the years ended December 31, 1999 and 1998 totaled $17,467 and $5,556, respectively.

Note D:  Shareholders' equity

Preferred Stock

The Company is authorized to issue thirty million shares of $1.00 par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

During the year ended December 31, 1998, the Company issued 1,000 shares of its convertible preferred stock with a liquidation value of $2,200 per share in exchange for all of the outstanding common stock of CITA Americas, Inc. The preferred stock is convertible into the Company's common stock within one year of the issuance date of August 12, 1998. As of December 31, 1999 the shares were not converted, however the Company is contemplating conversion in 2000.

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

Summary

A summary of the status of the Company's stock option awards as of December 31, 1999, and the changes during the year ended December 31, 1999 is presented below:

                         Fixed Options                  Number
        --------------------------------------------------------
        Outstanding at January 1, 1999.............   2,200,000
        Granted....................................           -
        Exercised..................................           -
        Canceled...................................           -
                                                      ---------
        Outstanding at December 31, 1999...........   2,200,000
                                                      =========


The weighted average exercise price per share for the 2,200,000 outstanding options at December 31, 1999 was $.275.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E:  Stock based compensation, continued

SFAS 123, continued

Had compensation expense been determined based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                     Amount
                                                 ---------------
    As reported at December 31, 1998:
       Net loss.................................    $ (273,161)
       Net loss per share - basic and diluted...       $ (0.11)
    Pro Forma:
       Net loss.................................    $ (537,161)
       Net loss per share - basic and diluted...    $    (0.22)


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

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 1999 and 1998:

                                                          December 31,
                                                    -----------------------
                                                      1999         1998
                                                    ----------    ---------
    U.S. statutory federal rate................         34.00%       32.55%
    State income tax rate,
       net of federal benefit..................          4.25%        4.25%
    Temporary differences......................         (.95)%       (.88)%
    Net operating loss for which no tax
      Benefit is currently available...........        (37.30)     (35.92%)
                                                    ----------    ---------
                                                           - %          -%
                                                    ==========    =========

At December 31, 1999 and 1998, deferred taxes consisted of the following:

                                                       December 31,
                                                -------------------------
                                                   1999            1998
                                                -----------     ---------
    Deferred tax assets,
       Net operating loss..................     $ 373,254       $ 98,114
    Valuation allowance....................      (373,254)       (98,114)
                                                -----------     ---------
          Net deferred taxes...............     $      -0-      $     -0-
                                                ===========     =========

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 1999 and 1998 totaled $275,140 and $98,114, respectively, which approximated the current tax benefit for each year. The net operating loss carryforward expires through the year 2018. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

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

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                For the year ended December 31, 1998 (Unaudited)

                                                          CITA            CITA                         Pro forma
                                                       Biomedical       Americas      Adjustments    Consolidated
                                                      -----------      ----------     -----------    ------------
Revenues............................................   $ 172,634       $ 362,946                      $ 535,580
Operating expenses..................................    (438,565)       (444,002)         (6,462)      (889,029)
(Loss) income from operations.......................    (265,931)        (81,056)                      (346,987)
Interest expense....................................      (7,551)              -                         (7,551)
Interest income.....................................         321               -                            321
Net (loss) income...................................    (273,161)        (81,056)                      (354,217)
Net (loss) income per share - basic and diluted.....     $ (0.11)        NA                             $ (0.15)
Basic and diluted shares outstanding................   2,404,162         NA                           2,404,162


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


Cash......................................$   47,066
Other receivables.........................    41,728
                                           ---------
             Total current assets             88,794

Deposits..................................    12,996
Property, net.............................    44,066
Intangibles, net of $46,380...............   975,120
                                           ---------
                                          $1,120,976
                                           =========

Accounts payable..........................   $ 2,092
Accrued liabilities.......................   154,440
Due to shareholder........................    68,000
                                           ---------
         Total current liabilities           224,532
                                           ---------

Common stock..............................   977,500
Accumulated deficit.......................   (81,056)
                                           ---------
        Total shareholders' equity           896,444
                                           ---------
                                          $1,120,976
                                           =========

Revenues..................................$  362,946
Cost of revenues..........................  (162,950)
General and administrative................  (226,338)
Amortization and depreciation.............   (54,714)
                                           ---------
Net loss before taxes.....................   (81,056)
Income taxes..............................         -
                                           ---------
                                Net loss  $  (81,056)
                                           =========

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H:  Commitments and contingencies

The Company received working capital advances from certain unrelated third parties totaling approximately $320,000. The Company anticipates converting the short-term advances to shares of the Company's convertible preferred stock. The Company accrued interest expense of approximately $23,000 related to the advances.