Form 10QSB
period 2000-03-31
CITA BIOMEDICAL INC
filed 2000-05-22
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000                Commission File Number 0-109659
                  --------------                                       --------



                              CITA BIOMEDICAL, INC.
             (Exact name of registrant as specified in its charter)


            COLORADO                                  93-0962072
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


9025 Wilshire Blvd. Suite 301, Beverly Hills, CA                      90211
    (Address of principal executive offices)                       (Zip code)

                                 (310) 550-4965
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.01 par value                        7,766,662
               Class                Number of shares outstanding at May 19, 2000


                     This document is comprised of 9 pages.

FORM 10-QSB

1ST QUARTER

                              CITA BIOMEDICAL, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

              Item 1. Financial Statements*

                                                                                 Page

                                                                                   -
              Condensed consolidated balance sheet - March 31, 2000 (Unaudited)    3

              Condensed  consolidated  statements  of  operations - three months ended March 31, 2000 and 1999 and for the period August 12, 1998

                through March 31, 2000 (Unaudited) .............................   4

              Condensed  consolidated  statements  of cash flows - three  months ended March 31, 2000 and 1999 and for the period August 12, 1998

                through March 31, 2000 (Unaudited) .............................   5

              Notes to condensed consolidated financial statements (Unaudited) .   6

              Item 2. Management's discussion and analysis .....................   7

PART II - OTHER INFORMATION ....................................................   8

              Item 1. Legal Preceedings
              Item 2. Changes in Securities
              Item 3. Defaults Upon Senior Securities

              Item 4. Submission of Matters To A Vote of Security Holders
              Item 5. Other Information
              Item 6. Exhibits and Reports on Form 8-K

              Signatures .......................................................   9

* The accompanying condensed consolidated financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                              CITA BIOMEDICAL, INC.

                          (A Development Stage Company)

                      Condensed Consolidated Balance Sheet
                                 March 31, 2000
                                     Assets
Cash ....................................................................   $     5,710
Other current assets ....................................................          --
                                                                            -----------
                                                     Total Current Assets         5,710
Property and Equipment, net .............................................        19,730
Intangible Assets, net ..................................................       910,993
Deposits ................................................................        13,577
                                                                            -----------
                                                                            $   950,010
                                                                            ===========
                  Liabilities and Shareholders' Equity
Accounts payable and accrued expenses ...................................       469,778
Short-term loans ........................................................       445,929
Due to related party ....................................................       263,228
                                                                            -----------
                                                Total Current Liabilities     1,178,935
Preferred stock .........................................................       896,444
Common stock ............................................................        77,667
Additional paid in capital ..............................................     3,772,475
Accumulated deficit .....................................................    (3,801,072)

Deficit accumulated during development stage ............................    (1,174,439)
                                                                            -----------
                                               Total Shareholders' Equity      (228,925)
                                                                            -----------
                                                                            $   950,010
                                                                            ===========

   See accompanying notes to the condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.

                          (A Development Stage Company)


                 Condensed Consolidated Statements of Operations

                                                For the three months ended   August 12, 1998
                                                           March 31,            Through
                                                      2000          1999     March 31, 2000
                                                -----------      ---------    -----------

Revenues ....................................   $    96,099      $185,099.    $   774,188
Operating Expenses
  Cost of revenues ..........................        46,297         89,440        406,733
  General and administrative ................       219,845        235,484      1,324,869
  Depreciation and amortization .............        30,212         29,942        194,989
                                                -----------      ---------    -----------
                   Total operating expenses .       296,354        354,866      1,926,591
                             Operating Loss .      (200,255)      (169,767)    (1,152,403)

Non-operating Income (Expense)

  Interest expense ..........................          --             --          (23,077)

  Interest income ...........................            67            225          1,041
                                                -----------      ---------    -----------
               Net loss before income taxes .      (200,188)      (169,542)    (1,174,439)
Income taxes ................................          --             --

                                   Net Loss .   $  (200,188)   $  (169,542)   $(1,174,439)
                                                ===========    ===========    ===========

Net loss per common share:
  Basic and diluted .........................   $     (0.03)   $     (0.02)
                                                ===========    ===========
Shares used for computing net loss per share:
  Basic and diluted .........................     7,766,662      7,766,662
                                                ===========    ===========





   See accompanying notes to the condensed consolidated financial statements.



                              CITA BIOMEDICAL, INC.

                          (A Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows


                                                                     For the three months   August 12, 1998
                                                                        ended March 31,         Through
                                                                       2000          1999    March 31, 2000
                                                                     ---------    ---------    ---------
                                                NET CASH (USED IN)
                                             OPERATING ACTIVITIES    $(181,102)   $(129,726)   $(678,806)


INVESTING ACTIVITIES

Cash paid for deposits ...........................................        --           --           (581)

Purchase of equipment ............................................      (3,126)        --         (3,126)

Purchase of CITA Americas, Inc., cash received ...................        --           --         47,066
                                                                     ---------    ---------    ---------
                                                NET CASH (USED IN)

                                             INVESTING ACTIVITIES       (3,126)        --         43,359
                                                                     ---------    ---------    ---------
FINANCING ACTIVITIES

Proceeds from working capital advances ...........................     189,938      147,444      641,157

                                                NET CASH (USED IN)

                                             FINANCING ACTIVITIES      189,938      147,444      641,157

Net increase in cash .............................................       5,710       17,718        5,710

Cash, beginning of period ........................................        --         10,974         --
                                                                     ---------    ---------    ---------
Cash, end of period ..............................................   $   5,710    $  28,692    $   5,710
                                                                     =========    =========    =========

Supplemental Disclosure of Cash Flow Information:


Cash paid for interest ...........................................   $    --      $    --      $    --
                                                                     =========    =========    =========
Cash paid for income taxes .......................................   $    --      $    --      $    --
                                                                     =========    =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:


Acquisition of CITA Americas, Inc. in exchange for

  1,000 shares of preferred stock ................................   $    --      $    --      $ 896,444
                                                                     =========    =========    =========

Stock issued in satisfaction of note payable .....................   $    --      $    --      $ 150,000
                                                                     =========    =========    =========




    See accompanying notes to the condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.

                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 March 31, 2000

Note A:  Basis of presentation

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 1999 and should be read in conjunction with the notes thereto.

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

Note B:  Related party transactions

The $263,328 due to related parties at March 31, 2000 consists of $68,000 due to a former owner of the Company and $195,228 due to an officer and director of the Company. During the three months ended March 31, 2000 the officer and director of the Company advanced the Company approximately $65,938 for working capital purposes. At December 31, 1999 the amounts due to the former owner and the officer and director were $68,000 and $129,290, respectively.

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

Part I.  Item 2.     Management's Discussion and Analysis

                              CITA BIOMEDICAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000 the Company had cash of $5,710. For the three months ended March 31, 2000 the Company received approximately $124,000 from unrelated third parties as working capital loans. The Company anticipates converting the loans to convertible preferred stock. Further, the President of the Company advanced the Company approximately $65,938 as short-term working capital advances. The Company anticipates financing its operations from net cash flow from operations and third party financing. The Company intends to explore all options available to it with respect to such potential financing.

         The Company's newly formed subsidiary does intend to raise capital in 2000 but will do so directly through the subsidiary and not through the parent CITA Biomedical, Inc.

RESULTS OF OPERATIONS

Revenue

The Company's revenues for the three months ended March 31, 2000 were $96,099 compared to $185,099 for the three months ended March 31, 1999. Essentially all of this revenue was derived from procedures performed by CITA Americas, Inc. The decrease in revenues was primarily due to fewer patients being treated while renegotiating hospital contracts during the three months ended March 31, 2000.

Cost of Revenue

The Company's cost of revenues for the three months ended March 31, 2000 was $46,297 compared to $89,440 for the three months ended March 31, 1999. This resulted in a gross profit of $49,802 for the three months ended March 30, 2000, or a gross profit margin of approximately 52 percent. The gross profit for the three months ended March 31, 1999 was $95,659, or a gross profit margin of approximately 51%.

Other Operating Expenses

General and administrative expenses for the three months ended March 31, 2000 were $219,845 compared to $235,484 for the three months ended March 31, 1999. The decrease of $16,539 was primarily due to the decrease in the number of patients treated during the three months ended March 31, 2000.

The Company incurred depreciation and amortization expenses of $30,212 for the three months ended March 31, 2000 as compared to $29,942 for the three months ended March 31, 1999.

The sum of the above resulted in a net loss of $200,188 for the three months ended March 31, 2000 as compared to a net loss of $169,542 for the three months ended March 31, 1999.

FINANCIAL CONDITION

The Company has experienced losses since 1994 as a result of efforts to find a suitable merger or acquisition candidate. Since its acquisition of CITA Americas, Inc., and the commending of operations, the Company has continued to incur operating losses, and negligible cash flow from operations. Due to liquidity problems, the Company has been unable to make timely payments to certain creditors. As of march 31, 2000, the Company had past due trade payables totaling approximately $300,000. In the aggregate, these indicators raise substantial doubt about the Company's ability to continue as a going concern.

Deferred payments have been negotiated with certain creditors, and the Company is actively pursuing new operating centers which management believes will provide positive working capital. There is no assurance that the new centers will be obtained, or if acquired, that they will provide sufficient working capital.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  27*  Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2000 and 1999 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CITA BIOMEDICAL, INC.

                                  (Registrant)

DATE: May 19, 2000                 BY:/s/Joseph Dunn
                                   ---------------------------------------------
                                   Joseph Dunn
                                   President, Chief Executive Officer and
                                   Chief Financial Officer

DATE: May 19, 2000                 BY:/s/Michael C. Hinton
                                   ---------------------------------------------
                                   Michael C. Hinton
                                   Secretary and Director