Form 10QSB
period 2000-06-30
CITA BIOMEDICAL INC
filed 2000-08-21
CIK 700890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000                 Commission File Number 0-109659
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

                                 (310) 550-4965
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                           Yes      X                No
                                                --------               --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.01 par value                        7,766,662
-----------------------------    -----------------------------------------------
          Class                  Number of shares outstanding at August 21, 2000


--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.

FORM 10-QSB
2ND QUARTER

                              CITA BIOMEDICAL, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements*

                                                                           Page
                                                                          -----
    Condensed consolidated balance sheet - June 30, 2000 (Unaudited)........3

    Condensed  consolidated  statements  of operations - three and six months  ended June 30,  2000 and 1999 and for the period  August
      12, 1998 through June 30, 2000 (Unaudited) ...........................4

    Condensed consolidated statements of cash flows - six months ended
      June 30, 2000 and 199 and for the period August 12, 1998
      through June 30, 2000 (Unaudited) ....................................5

    Notes to condensed consolidated financial statements (Unaudited) .......6

    Item 2. Management's discussion and analysis ...........................7

PART II - OTHER INFORMATION.................................................8

    Item 1. Legal Preceedings
    Item 2. Changes in Securities
    Item 3. Defaults Upon Senior Securities

    Item 4. Submission of Matters To A Vote of Security Holders
    Item 5. Other Information
    Item 6. Exhibits and Reports on Form 8-K

    Signatures..............................................................9

* The accompanying condensed consolidated financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                  Condensed Consolidated Balance Sheet
                              June 30, 2000


                                 Assets


Cash.............................................................................$   10,386
Other current assets.............................................................         -
                                                                                 ----------

                                                     Total Current Assets            10,386


Property and Equipment, net......................................................    17,874


Intangible Assets, net...........................................................   885,220


Deposits.........................................................................    13,577
                                                                                 ----------
                                                                                 $  927,057
                                                                                 ==========


                  Liabilities and Shareholders' Equity


Accounts payable and accrued expenses............................................   495,981
Short term loans.................................................................   445,929
Due to related party.............................................................   394,383
                                                                                 ----------
                                                Total Current Liabilities         1,336,293
                                                                                 ----------

Preferred stock..................................................................   896,444
Common stock.....................................................................    77,667
Additional paid in capital....................................................... 3,772,475
Accumulated deficit..............................................................(3,801,072)
Deficit accumulated during development stage.....................................(1,354,750)
                                                                                 ----------
                                               Total Shareholders' Equity          (409,236)
                                                                                 ----------
                                                                                 $  927,057
                                                                                 ==========



See accompanying notes to the condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations


                               For the three months ended           For the six months ended
                                         June 30,                            June 30,               August 12, 1998
                               --------------------------          --------------------------           Through
                                 2000              1999              2000              1999          June 30, 2000
                              ---------         ---------         ---------         ---------         -----------
Revenues.....................  $144,384          $111,013          $212,891          $296,112          $  890,980


Operating Expenses
  Cost of revenues............  102,643            71,866           142,475           161,306             502,911
  General and administration..  223,359           191,425           390,516           426,909           1,495,540
  Depreciation and amortization  30,212            24,772            60,626            54,714             225,403
                              ---------         ---------         ---------         ---------         -----------
Total operating expenses......  356,214           288,063           593,617           642,929           2,223,854

  Operating Loss.............. (211,830)         (177,050)         (380,726)         (346,817)         (1,332,874)


Nonoperating Income (Expense)
  Interest expense............        -                 -                 -                 -             (23,077)
  Interest income.............      116               180               226               405               1,200
                              ---------         ---------         ---------         ---------         -----------
Net loss before income taxes.. (211,714)         (176,870)         (380,500)         (346,412)         (1,354,751)

Income taxes..................        -                 -                 -                 -                   -
                              ---------         ---------         ---------         ---------         -----------
        Net Loss..............$(211,714)        $(176,870)        $(380,500)        $(346,412)        $(1,354,751)
                              =========         =========         =========         =========         ===========

Net loss per common share:
  Basic and diluted...........$   (0.03)        $    (0.02)       $   (0.05)        $   (0.04)
                              =========         =========         =========         =========
Shares used for computing
net loss per share:
  Basic and diluted...........7,766,662         7,766,662         7,766,662         7,766,662
                              =========         =========         =========         =========


See accompanying notes to the condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows

                                                       For the six months ended
                                                               June 30,                     August 12, 1998
                                                     ----------------------------               Through
                                                        2000              1999               June 30, 2000
                                                     ----------        ----------              ----------
                              NET CASH (USED IN)
                           OPERATING ACTIVITIES      $ (304,796)       $ (296,503)             $ (802,500)

INVESTING ACTIVITIES
Cash paid for deposits.............................           -                 -                    (581)
Purchase of CITA Americas, Inc., cash received.....           -                 -                  47,066
Purchase of equipment..............................      (5,911)                -                  (5,911)
                                                     ----------        ----------              ----------
                              NET CASH (USED IN)
                           INVESTING ACTIVITIES          (5,911)                -                  40,574
                                                     ----------        ----------              ----------

FINANCING ACTIVITIES
Proceeds from working capital advances.............     321,093           327,475                 772,312
                                                     ----------        ----------              ----------
                              NET CASH (USED IN)
                           FINANCING ACTIVITIES         321,093           327,475                 772,312
                                                     ----------        ----------              ----------

Net increase in cash...............................      10,386            30,972                  10,386
Cash, beginning of period..........................           -            10,974                       -
                                                     ----------        ----------              ----------
Cash, end of period................................  $   10,386        $   41,946              $   10,386
                                                     ==========        ==========              ==========
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest.............................  $        -        $        -              $        -
                                                     ==========        ==========              ==========
Cash paid for income taxes.........................  $        -        $        -              $        -
                                                     ==========        ==========              ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of CITA Americas, Inc. in exchange for
  1,000 shares of preferred stock................... $        -        $        -              $  896,444
                                                     ==========        ==========              ==========

Stock issued in satisfaction of note payable........ $        -        $        -              $  150,000
                                                     ==========        ==========              ==========



   See accompanying notes to the condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000

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

Note B:  Related party transactions

The $394,383 due to related parties at June 30, 2000 consists of $68,000 due to a former owner of the Company and $326,383 due to an officer and director of the Company. During the three and six months ended June 30, 2000 the officer and director of the Company advanced the Company approximately $131,030 and $197,093, respectively for working capital purposes. At December 31, 1999 the amounts due to the former owner and the officer and director were $68,000 and $129,290, respectively.

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

Part I.  Item 2.     Management's Discussion and Analysis

                              CITA BIOMEDICAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash of $10,386. For the six months ended June 30, 2000 the Company received approximately $124,000 from an unrelated third party as working capital loans. The Company anticipates converting the loans to convertible preferred stock. Further, the President of the Company advanced the Company $197,093 as short-term working capital advances. The Company anticipates financing its operations from net cash flow from operations and third party financing transactions. The Company intends to explore all options available to it with respect to such potential financing.

RESULTS OF OPERATIONS

Revenue

The Company's revenues for the six months ended June 30, 2000 were $212,891 compared to $296,112 for the six months ended June 30, 1999. Essentially all of this revenue was derived from procedures performed by Cita Americas, Inc. The decrease in revenues was primarily due to fewer patients being treated during the six months ended June 30, 2000.

Cost of Revenue

The Company's cost of revenues for the six months ended June 30, 2000 was $142,475 compared to $161,306 for the six months ended June 30, 1999. This resulted in a gross profit of $70,416 for the six months ended June 30, 2000, or a gross profit margin of approximately 33 percent. The gross profit for the three months ended June 30, 2000 was $28,675, or a gross profit margin of approximately 42 percent.

Other Operating Expenses

General and administrative expenses for the six months ended June 30, 2000 were $390,516 compared to $426,909 for the six months ended June 30, 1999. The decrease of $36,393 was primarily due to the decrease in the number of patients treated during the six months ended June30, 2000.

The Company incurred depreciation and amortization expenses of $60,626 for the six months ended June 30, 2000 as compared to $54,714 for the six months ended June 30, 1999.

The sum of the above resulted in a net loss of $380,500 for the six months ended June 30, 2000 as compared to a net loss of $346,412 for the six months ended June 30, 1999.

Part I.  Item 2.     Management's Discussion and Analysis, continued

                              CITA BIOMEDICAL, INC.

FINANCIAL CONDITION

The Company has experienced losses since 1994 as a result of efforts to find a suitable merger or acquisition candidate. Since its acquisition of CITA Americas, Inc., and the commencing of operations, the Company has continued to incur operating losses, and negligible cash flow from operations. Due to liquidity problems, the Company has been unable to make timely payments to certain creditors. As of June 30, 2000, the Company had past due trade payables totaling approximately $350,000. In the aggregate, these indicators raise substantial doubt about the Company's ability to continue as a going concern.

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

                                   SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2000 and 1999 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CITA BIOMEDICAL, INC.

                                  (Registrant)

DATE:    August 21, 2000              BY:
                                          --------------------------------------
                                          Joseph Dunn
                                          President, Chief Executive Officer and
                                          Chief Financial Officer

DATE:     August 21, 2000             BY:
                                          --------------------------------------
                                          Michael C. Hinton
                                          Secretary and Director