Form 10QSB
period 2000-09-30
CITA BIOMEDICAL INC
filed 2000-11-20
CIK 700890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended: September 30, 2000
                                         ------------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from ______________ to ______________

                         Commission File Number 0-109659

                              CITA BIOMEDICAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock,  $.01 par value                            15,433,823
-----------------------------                 ----------------------------
           Class                              Number of shares outstanding
                                                   at November 16, 2000



                     This document is comprised of 10 pages.

                              CITA BIOMEDICAL, INC.

              Index to Condensed Consolidated Financial Statements

                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements*
Condensed consolidated balance sheet, September 30, 2000 (unaudited)..................3
Condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 (unaudited)...................................4
Condensed consolidated statements of cash flows for the three and nine months ended September 30, 2000 and 1999 (unaudited)...................................5
Notes to condensed consolidated financial statements (unaudited)......................6

Item 2. Management's discussion and analysis..........................................8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.............................................................9
Item 2. Changes in Securities.........................................................9
Item 3. Defaults Upon Senior Securities...............................................9
Item 4. Submission of Matters to a Vote of Security Holders...........................9
Item 5. Other Information.............................................................9
Item 6. Exhibits and Reports on Form 8-K..............................................9

Signatures...........................................................................10


* The accompanying condensed financial statements are not covered by an Independent Certified Public Accountant's report

PART I. Item 1. FINANCIAL INFORMATION

                              CITA BIOMEDICAL, INC.


                      Condensed Consolidated Balance sheet
                                   (Unaudited)

                               September 30, 2000

Assets

Cash.....................................................................................................$   547,130
                                                                                                          ----------
                                                                          Total current assets               547,130

Property and equipment, net..............................................................................     13,236
Intangible assets, net...................................................................................  1,088,524
Deferred compensation....................................................................................     40,000
Deposits.................................................................................................     13,577
                                                                                                          ----------
                                                                                                         $ 1,702,467
                                                                                                          ==========

Liabilities and Shareholder's Deficit


Current liabilities:
      Accounts payable and accrued liabilities...........................................................$   524,089
      Short-term loans...................................................................................    426,804
      Due to related party (Note B)......................................................................    413,061
                                                                                                          ----------
                                                                     Total current liabilities             1,363,954
                                                                                                          ----------

Shareholder's deficit (Note E):

      Preferred stock....................................................................................    896,444
      Common stock.......................................................................................    154,339
      Additional paid-in capital.........................................................................  4,759,410
      Accumulated deficit, including deficit accumulated during                                                    -
         the development stage totaling $1,670,608....................................................... (5,471,680)
                                                                                                          ----------
                                                                   Total shareholder's deficit               338,513
                                                                                                          ----------
                                                                                                         $ 1,702,467
                                                                                                          ==========

           See accompanying notes to condensed financial statements.

               CITA BIOMEDICAL, INC.

  Condensed Consolidated Statements of Operations
                    (Unaudited)


                                                                    Three Months Ended                Nine Months Ended
                                                                        September 30,                   September 30,
                                                                 -------------------------       --------------------------
                                                                    2000            1999            2000             1999
                                                                 ---------      ----------       ---------        ---------
Sales and revenues, net..........................................$  25,250      $  124,322       $ 238,141        $ 420,434
Cost of sales and revenues.......................................  (18,017)        (67,691)       (160,492)        (228,997)
                                                                 ---------      ----------       ---------        ---------
                                        Gross profit                 7,233          56,631          77,649          191,437

Operating expenses:
      General and administrative.................................  284,962         203,582         675,478          630,491
      Depreciation...............................................   31,711          35,112          92,337           89,826
                                                                 ---------      ----------       ---------        ---------
                            Total operating expenses               316,673         238,694         767,815          720,317
                                                                 ---------      ----------       ---------        ---------
                                Loss from operations              (309,440)       (182,063)       (690,166)        (528,880)
                                                                 ---------      ----------       ---------        ---------

Interest expense.................................................        -               -               -                -
Interest income..................................................      170             133             396              538
                                                                 ---------      ----------       ---------        ---------
                            Loss before income taxes              (309,270)       (181,930)       (689,770)        (528,342)

Provision for income taxes (Note C)..............................        -               -               -                -
                                                                 ---------      ----------       ---------        ---------


                                            Net loss            $ (309,270)     $ (181,930)     $ (689,770)      $ (528,342)
                                                                 =========      ==========       =========        =========
Basic and diluted loss per common share.........................$    (0.03)     $    (0.02)     $    (0.08)      $    (0.07)
                                                                 =========      ==========       =========        =========
Basic and diluted weighted average
      common shares outstanding.................................10,322,382       7,766,662       8,618,569        7,766,662
                                                                 =========      ==========       =========        =========




           See accompanying notes to condensed financial statements.

                              CITA BIOMEDICAL, INC.


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                ----------------------------------
                                                                                    2000                   1999
                                                                                ----------              ----------
Net cash used in operating activities...........................................$ (690,665)             $ (387,449)
                                                                                ----------              ----------

Cash flows from investing activities:

      Cash paid for deposits....................................................         -                       -
      Purchase of Cita Americas, Inc., cash.....................................         -                       -
      Payments for web site development.........................................  (232,962)                      -
      Equipment purchases.......................................................    (5,911)                      -
                                                                                ----------              ----------
Net cash used in investing activities...........................................  (238,873)                      -
                                                                                ----------              ----------

Cash flows from financing activities:

      Proceeds from sale of common stock........................................    70,000                       -
      Proceeds from working capital advances....................................   413,061                 376,475
                                                                                ----------              ----------
Net cash provided by financing activities.......................................   483,061                 376,475
                                                                                ----------              ----------

                                                  Net change in cash              (446,477)                (10,974)
Cash, beginning of period.......................................................         -                  10,974
                                                                                ----------              ----------

                                                 Cash, end of period            $ (446,477)              $       -
                                                                                ==========              ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest..................................................................$        -               $       -
                                                                                ==========              ==========
      Income taxes..............................................................$        -               $       -
                                                                                ==========              ==========

Non-cash investing and financing transactions:

      Acquisition of Cita Americas, Inc. in exchange
         for 1,000 shares of preferred stock....................................$        -               $       -
                                                                                ==========              ==========
      Stock issued in satisfaction of note payable..............................$        -               $       -
                                                                                ==========              ==========


           See accompanying notes to condensed financial statements.

                              CITA BIOMEDICAL, INC.
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

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

During the nine months ended September 30, 2000, the Company emerged from the development stage.

Note B:  Related party transactions

The $413,061 due to related parties at September 30, 2000 consists of $68,000 due to a former owner of the Company and $345,061 due to an officer and director of the Company. During the three and nine months ended September 30, 2000 the officer and director of the Company advanced the Company approximately $18,678 and $215,771, respectively for working capital purposes. At December 31, 1999 the amounts due to the former owner and the officer and director were $68,000 and $129,290, respectively.

Note C:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Any deferred income tax asset due to net operating losses is fully allowed for as there is no assurance that the Company will have future net income to utilize the operating losses.

Note D:  Cube Central, Inc.

On March 29, 2000, the Company incorporated a wholly owned subsidiary, Cube Central, Inc. (Cube Central), to set up and manage the Company's Internet operations. Cube Central plans to provide an interactive forum and on-line after-care to persons affected by all types of addiction. Cube Central's web site proposes to include information and counseling services as well as referrals for the detoxification services provided by the Company.

                              CITA BIOMEDICAL, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note E:  Shareholders' equity

During the three months September 30, 2000, the Company sold 7,667,161 shares of its $.01 par value common stock for $1,063,607 ($.14 per share). Following is a schedule of changes in shareholders' equity for the nine months ended September 30, 2000:

Schedule of Changes in Shareholders' Equity

                                     Preferred Stock             Common Stock            Additional
                                   -------------------      -----------------------       Paid-in        Accumulated
                                    Shares     Amount         Shares         Amount        Capital          Deficit         Total
                                   --------  ---------      ----------     --------     -----------     ------------     ----------
Balance, January 1, 2000........... 1,000    $ 896,444       7,766,662     $ 77,667     $ 3,772,475     $ (4,781,910)    $  (35,324)

Sale of common stock
   ($.14/share)....................     -            -       7,667,161       76,672         986,935                -      1,063,607

Net loss for the nine months
   ended September 30, 2000........     -            -                                            -         (689,770)      (689,770)
                                    -----    ---------      ----------     --------     -----------     ------------      ---------
      Balance, September 30, 2000   1,000    $ 896,444      15,433,823     $154,339     $ 4,759,410     $ (5,471,680)     $ 338,513
                                    =====    =========      ==========     ========     ===========     ============      =========


Note F:  Computer software development costs

During the three months September 30, 2000, the Company capitalized $232,962 of external costs incurred to develop internal-use computer software for an Internet web site. The capitalized web site costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. The Company commenced amortizing its web site development costs on September 1, 2000. Amortization expense totaled $6,471 for both the three and nine months ended September 30, 2000.

Note G:  Subsequent event

During November of 2000, the Company received a United States patent for ultra-rapid opiate detoxification.

Part I.  Item 2.     Management's Discussion and Analysis

                              CITA BIOMEDICAL, INC.

Liquidity and Capital Resources

As of September 30, 2000, the Company had increased its cash balance to $547,130 with proceeds from the sale of its common stock. For the nine months ended September 30, 2000, the Company also received approximately $124,000 from an unrelated third party as working capital loans and repaid $19,125 on the loans. The Company anticipates converting the loans to convertible preferred stock. Further, the President of the Company advanced the Company $215,771 as short-term working capital advances.

The Company anticipates financing its operations from net cash flow from operations and third party financing transactions.

Results of Operations

Revenue

The Company's revenues for the nine months ended September 30, 2000 were $238,141 compared to $420,434 for the nine months ended September 30, 1999. Essentially all of this revenue was derived from procedures performed by Cita Americas, Inc. The decrease in revenues was primarily due to a decrease in the number of hospital facilities that provided the Company's services during the nine months ended September 30, 2000.

Cost of Revenue

The Company's cost of revenues for the nine months ended September 30, 2000 was $160,492 compared to $228,997 for the nine months ended September 30, 1999. This resulted in a gross profit of $77,649 for the nine months ended September 30, 2000, or a gross profit margin of approximately 33 percent. The gross profit for the three months ended September 30, 2000 was $7,233, or a gross profit margin of approximately 29 percent. The reduction in the gross profit percentage was related to the decrease in services provided during 2000.

Other Operating Expenses

General and administrative expenses for the nine months ended September 30, 2000 were $675,478 compared to $630,491 for the nine months ended September 30, 1999. The increase of $44,987 was primarily due to the increase in staffing for Cube Central.

Part I.  Item 2.     Management's Discussion and Analysis, continued

                              CITA BIOMEDICAL, INC.

Financial Condition

The Company has experienced losses since 1997 as a result of efforts to find a suitable merger or acquisition candidate. Since its acquisition of CITA Americas, Inc., and the commencing of operations, the Company has continued to incur operating losses and negligible cash flow from operations. Due to liquidity problems, the Company has been unable to make timely payments to certain creditors. As of September 30, 2000, the Company had past due trade payables and accruals totaling $155,688.

During the three months ended September 30, 2000, the Company sold 7,667,161 shares of its $.01 par value common stock for $1,063,607. The Company plans to use the proceeds to repay liabilities, commence a marketing and advertising campaign, fund the operations of Cube Central and for working capital.

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

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  27*  Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the nine months ended September 30, 2000.

                                   SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2000 and 1999 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CITA BIOMEDICAL, INC.
                                   ---------------------
                                   (Registrant)


DATE: November 16, 2000            BY:
                                        --------------------------------------
                                        Joseph Dunn
                                        President, Chief Executive Officer and
                                        Chief Financial Officer

DATE: November 16, 2000            BY:
                                        --------------------------------------
                                        Michael C. Hinton
                                        Secretary and Director