Form 10QSB/A
period 2000-09-30
CITA BIOMEDICAL INC
filed 2000-11-21
CIK 700890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB/A


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

                              CITA BIOMEDICAL, INC.


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                ----------------------------------
                                                                                    2000                   1999
                                                                                ----------              ----------
Net cash used in operating activities...........................................$ (690,665)             $ (387,449)
                                                                                ----------              ----------

Cash flows from investing activities:

      Cash paid for deposits....................................................         -                       -
      Purchase of Cita Americas, Inc., cash.....................................         -                       -
      Payments for web site development.........................................  (232,962)                      -
      Equipment purchases.......................................................    (5,911)                      -
                                                                                ----------              ----------
Net cash used in investing activities...........................................  (238,873)                      -
                                                                                ----------              ----------

Cash flows from financing activities:

      Proceeds from sale of common stock........................................ 1,063,607                       -
      Proceeds from working capital advances....................................   413,061                 376,475
                                                                                ----------              ----------
Net cash provided by financing activities....................................... 1,476,668                 376,475
                                                                                ----------              ----------

                                                  Net change in cash               547,130                 (10,974)
Cash, beginning of period.......................................................         -                  10,974
                                                                                ----------              ----------

                                                 Cash, end of period            $  547,130               $       -
                                                                                ==========              ==========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest..................................................................$        -               $       -
                                                                                ==========              ==========
      Income taxes..............................................................$        -               $       -
                                                                                ==========              ==========

Non-cash investing and financing transactions:


      Acquisition of CITA Americas, Inc. in exchange
         for 1,000 shares of preferred stock....................................$        -               $       -
                                                                                ==========              ==========
      Stock issued in satisfaction of note payable..............................$        -               $       -
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

Note D:  CubeCentral.com, Inc.


On March 29, 2000, the Company incorporated a wholly owned subsidiary, CubeCentral.com, Inc. (CubeCentral.com), to set up and manage the Company's Internet operations. CubeCentral.com plans to provide an interactive forum and on-line after-care to persons affected by all types of addiction.
CubeCentral.com's web site proposes to include information and counseling services as well as referrals for the detoxification services provided by the Company.

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

Note G:  Subsequent event


During November of 2000, the Company received a United States patent for Urod(SM) (ultrarapid opiate detoxification).

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

Other Operating Expenses


General and administrative expenses for the nine months ended September 30, 2000 were $675,478 compared to $630,491 for the nine months ended September 30, 1999. The increase of $44,987 was primarily due to the increase in staffing for CubeCentral.com.

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

During the three months ended September 30, 2000, the Company sold 7,667,161 shares of its $.01 par value common stock for $1,063,607. The Company plans to use the proceeds to repay liabilities, commence a marketing and advertising campaign, fund the operations of CubeCentral.com and for working capital.

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

                                   CITA BIOMEDICAL, INC.
                                   ---------------------
                                   (Registrant)



DATE: November 21, 2000            BY:  /s/ Joseph Dunn
                                        --------------------------------------
                                        Joseph Dunn
                                        President, Chief Executive Officer and
                                        Chief Financial Officer

DATE: November 21, 2000            BY:  /s/ Michael C. Hinton
                                        --------------------------------------
                                        Michael C. Hinton
                                        Secretary and Director