Form 10KSB
period 2000-12-31
CITA BIOMEDICAL INC
filed 2001-04-16
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

                                -----------------
                          Commission File No. 0-109659

                              CITA BIOMEDICAL, INC.

            COLORADO                                            93-0962072
--------------------------------                             -----------------
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

Yes __X___      No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part M of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Issuer's revenues for the most recent fiscal year: $319,613.

The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $7,438,960. The aggregate market value was based upon the closing price for the shares of common stock as reported by NASDAQ as of December 29, 2000, the last trading day of the year.

Number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2000: 24,172,621 shares of common stock and 1,000 shares of preferred stock.

               DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits.

Transitional Small Business Disclosure Format: Yes ____      No _X_



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

A.       Background

         CITA Biomedical, Inc. (the "Company" or "CITA(R)"), was incorporated in Colorado on June 9, 1981, under the name "Blue Grass Breeders, Inc." The Company was originally formed for the purpose of engaging in the business of acquiring, breeding, racing and selling thoroughbred horses. The Company completed an initial public offering of its $.0l par value common shares in February 1983, receiving net proceeds of approximately $2,134,000. From March 1987 to May 1989, the Company engaged in the business of breeding and selling horses. The Company was dormant from May 1989 through 1997.

         On December 15, 1997 a special meeting of shareholders of the Company was held at which Joseph Dunn and Michael Hinton were elected to serve as Directors of the Company. On August 12, 1998 the Company purchased 100% of the outstanding capital stock of CITA Americas, Inc. (a Nevada corporation) from Aviation Industries, Inc. for 1,000 Shares of the Company's Series A Convertible Preferred Stock, par value $0.01 per share. The Preferred Stock has a liquidation preference of $2,200 per share, an aggregate of $2,200,000. It is generally non-voting except that, so long as all 1,000 shares are outstanding, the holders of those shares have the right to appoint three directors to the Company's Board of Directors. The Preferred Stock is convertible into shares of the Company's Common Stock based, in part, upon the market price of the Company's Common Stock.

          Conversion of the Preferred Stock may only occur when the trading price of the Common Stock equals or exceeds $1.00 per Share for five consecutive trading days preceding the conversion date. Subject to such condition, each share of Preferred Stock is convertible into that number of shares of Common Stock that equals $2,200 in Total Market Value. A dispute has arisen between the Company and Aviation Industries, Inc. concerning the conversion formula as well as other matters relating to the original Stock Purchase Agreement relating to the acquisition of CITA Americas, Inc. from Aviation Industries, Inc. In reporting its fully diluted Common Stock, the Company has reported 2.2 million shares issuable upon the conversion of the Preferred Stock. However, the Company is negotiating with Aviation Industries, Inc. for an equitable resolution of this dispute and expects the number of shares issued on conversion will be significantly less.

         CITA Americas, Inc. operates as a wholly owned subsidiary of CITA Biomedical, Inc. and is in the business of providing the technology, information, and administrative services necessary to the treatment and rapid detoxification of persons addicted to opiate based drugs whether natural or synthetic (i.e., Methadone, Heroin, Codeine, Demerol, and Percocet).

         The Company currently has agreements with the following medical facilities whereby each is licensed to treat patients using proprietary UROD(R) (Ultra Rapid Opiate Detoxification) technology: John C. Lincoln Hospital in Phoenix, Arizona; Woodland Park Hospital in Portland, Oregon; Grant Hospital in Chicago, Illinois; Centinela Hospital in Los Angeles, California; and Eden Medical Center in Castro Valley, California. The Company is currently negotiating with other hospitals and medical facilities to establish additional treatment centers with the goal of having a total of ten facilities operating by year end 2001. The Company has also licensed a number of medical professionals to administer the UROD(R) process at these facilities. Year 2000 was a year of restructuring and consolidation for the Company. A number of physician license agreements were terminated during the year and relationships put on hold pending the issuance of the Company's patent covering the UROD(R) process, which was issued on August 15, 2000 and formally assigned to the Company in November. The issuance of the UROD(R) patent strengthens the Company's position with regard to certain competitors in the industry and will aid it in its efforts to add new licensed facilities in the coming year.

B.       The Business of the Company

         Products

         The Company's current product offering consists primarily of UROD(R), which stands for Ultra Rapid Opiate Detoxification. This revolutionary procedure offers successful detoxification from heroin, methadone and other opiate based drugs to addicted individuals without the typical elongated painful withdrawal discomfort. The UROD procedure has been approved as an accepted treatment method by the American Society of Addictive Medicine. Through year end 2000, over six thousand addicted persons have been successfully treated with the UROD procedure. Patients are successfully detoxified in 4 - 6 hours with a typical hospital stay of 24 hours. Patients are put under anesthesia and are given FDA approved opiate antagonist drugs, which displace the opiates at the receptor level. The UROD(R) procedure helps to reset the natural state of the body's receptors.

         Employees

         The Company currently has a total of thirteen full time employees. These include five Certified Addiction Counselors, one Registered Nurse with a Masters Degree in Psychological Counseling, one with a Masters Degree in Psychology, and one with a Masters Degree in Psychology and significant work completed for her Doctorate.

         The Market

         Opiates occur naturally as alkaloids in the opium poppy, or they can be imitated synthetically. Collectively, all of these highly addictive drugs are known as opioids. Of the twenty alkaloids contained in opium, only morphine and codeine remain in clinical use. Heroin (diacetylmorphine), the other major natural opiate-derived drug, was first introduced 1898, and it was widely prescribed as a cure for morphine addiction. Since the 1960's, the synthetic methadone has been heralded as a cure or palliative (depending upon point of view) for heroin addiction. Most recently, a two-drug substitute for methadone has evolved using Orlaam and buprenorphine in combination. Both of these are longer acting, and unlike the required daily intake of methadone (Dolophine), this combination needs to be taken only three times per week.

     Shown here are various other synthetic opioids that have been developed for various medical applications, most notably as analgesic or cough suppressants, wherein both generic and registered trade names (which are capitalized) are given:

o        hydrocodone:  Lorcet, Lortab, Vicodin
o        hydromorphone:  Diluadid
o        levorphanol:  Levo-Dromoran
o        meperidine
o        oxycodone:  OxyContin, Percocet, Percodan
o        oxymorphone:  Numorphan.

         These drugs can be prescribed by physicians, dentists, veterinarians, etc. "Medical addiction" occurs when a patient becomes addicted under medical supervision using legally prescribed drugs. Black markets also exist for these drugs.

         In 1999, National Institute on Drug Abuse (NIDA) studies identified hydrocodone, hydromorphone, and oxycodone as emerging narcotic drugs of abuse, noting that hospital admissions for hydrocodone, primarily as Vicodin, increased from 6,115 in 1993 to 14,639 in 1999, an increase greater than 139%.

         Consequently, the opiate detoxification market is growing. Opiate addiction affects 0.7% of adult Americans sometime during their lifetime(1). In 1998, total spending for all detoxification services amounted to approximately $10.5 billion in the U.S. alone. This represented a 6% growth over the prior two years(2). Heroin and other opiate addiction is currently at an epidemic state both nationally as well as internationally. Between 1988 and 1995, according to NIDA, American users spent between $9 billion and $18 billion yearly on the purchase of opiate drugs. Recent studies estimate that there are almost two million heroin users in the U.S.(3), and indications show the number is rising. Worldwide estimates are significantly greater. More importantly, and likely greater, is the population of prescription opiate abusers, which has yet to be quantified by researchers. It is estimated, for example, that as many as 4 million people in the U.S. may be abusing prescription drugs obtained, in most cases, for legitimate medical purposes. Of this number, roughly 2.5 million people misused opioid and other narcotic pain releivers.(4) This number does not take into account abuse of prescription drugs obtained from black market sources. Additionally, there are over 180,000 registered methadone addicts in the U.S.(5) There are an estimated 1.5 million opiate addicts in the U.S. with only 600,000 treatment slots currently available. In New York state alone, almost 30,000 opiate detoxification procedures are performed each year(6) and an additional 40,000 methadone patients are addicted. The State spends almost $140 million a year on maintaining methadone addicts and $130 million for opiate detoxifications.(7)

--------------------------------------------------------------------------------

1 Robbins LN, Regier DA (eds): Psychiatric Disorders in America, New York, Free Press, 1991.

2 National Institute on Drug Abuse: National Household Survey on Drug Abuse, Washington DC, US Government Printing Office, 1998.

3 American Psychiatric Association: Practice Guidelines for Treatment of Patients With Substance Abuse Disorders: Alcohol, Cocaine, Opioids, Washington DC American Psychiatric Association, 1995.

4 "Prescription Drug Abuse Said to be on the Rise," Reuters/Yahoo! News, April 12, 2001.

5 National Institute on Drug Abuse: Washington DC.

6 New York State Department of Social Services, DHLTC FFY 1995, Longitudinal Inpatient (E) 807D Report.

7 Rettig RA, Yarmolinski J (eds): Federal Regulations of Methadone Treatment, Washington D.C., National Academy Press; New York State Department of Services, Longitudinal Inpatient (E) 807D Report.

         The most current U.S. government data on nationwide hospital admissions for substance abuse issues is obtained through the Office of Applied Studies, Substance Abuse and Mental Health Services Administration from its published 1998 Treatment Episode Data Set. There were 1,560,915 such admissions in that year of which opioid addiction accounted for approximately 234,000, or approximately 14% of the total. Of this approximately 234,000, about 216,000, roughly 92%, were due to heroin alone.

         Other statistics published by NIDA confirm that addiction risk is rising in youthful populations. Specifically,

o A 1998 Monitoring the Future (MFT) study showed that heroin use among high school seniors nationwide has doubled since 1991.

o A 1997 MFT study found that 2.1% of 12th graders had used heroin at least once and that 1.2% had used it once within the last thirty days.

o A Community Epidemiology Work Group study concluded that emergency room admissions for heroin within the 18 to 25-age category increased 51.4% from 1997 to 1999.

         Competition

         The Company's primary competition comes from two distinct forms of treatment: (i) traditional in-patient methods of detoxification; and (ii) methadone maintenance or methadone taper detoxification.

A.  Traditional In-Patient Methods of Detoxification

         Traditional forms of detoxification are generally conducted in an in-patient setting, in a hospital facility. Examples of such treatment centers include the following:

1.       Hazelden Foundation:  A 28 day program, which costs more than $20,000.
2.       The Betty Ford Center: A 28 day program, which costs more than $20,000.
3. Cornerstone in New York: A 7-day detoxification treatment at an estimated cost of $4,000, with no outpatient follow up. (This is the most typical form of conventional detoxification treatment). Aftercare is billed separately, totaling approximately $7,000.
4. National Recovery Institute: A 14 to 28 day program costing approximately $250 per day (average total cost $5,000). This program uses group therapy and medication, including methadone. No follow up care after detoxification is complete is included in the cost of the program.
5. Methadone Maintenance: $4000 - $8000 per year with patient remaining addicted.

         Most centers for treatment of opiate addiction refer the patients out to a local hospital to do the detoxification portion of the treatment, then bring the patient into an outpatient rehabilitation program.

These hospital detoxifications generally cost between $4,500 and $13,000, depending on daily hospital rates, length of stay, any additional substances, etc. The main advantage these programs have over CITA is that they are generally covered by third party payors, such as insurance companies and managed care entities. However, this may change in the future if the CITA program authorized for reimbursement by private insurance companies, and managed care groups. The first third-party reimbursement arrangement for CITA's procedure was achieved with Creative Care Management in Chicago, Illinois in early 2001.

         In terms of quality and strength, CITA has several distinct advantages over the conventional methods of the competition, including the following:

O Success rates - traditional forms of detoxification currently have a documented 7-17% average success rate; CITA consistently enjoys a documented 60% average success rate(8).
O        The usual  6-28 days for  detoxification  is  reduced  to just 24 to 36 hours.
O UROD is a guaranteed and 100% effective detoxification: all traces of opiates are removed.
O Trained and board-certified UROD anesthesiologists oversee and monitor the entire detoxification process, offering an even more controlled and safer environment than conventional centers.
O        No painful withdrawal symptoms are experienced while under anesthesia.
O Hospital stay is reduced to 23 to 36 hours: UROD frees hospital space for more efficient use of the facilities.
O No traumatic transition experienced between detoxification and rehabilitative treatment, thereby increasing the chances the patient will continue to go on to further therapy and rehabilitation.
O        UROD  allows for an  earlier  return to work and home.
O        No addictive medications are used as opiate substitutions.
O UROD accelerates repair of the body's cells and increases regeneration of the natural opiates.
O        The CITA program reduces insurance requests for re-treatment.
O        The CITA program is the only viable treatment for methadone addicts.

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

         Methadone's intended use was four fold: (1) to counter the problem of addicts' highs and lows (severe sickness and mood swings), allowing this population to go back to work and normal daily functions; (2) to control issues surrounding disease transmission through needle use; (3) to reduce criminal activity related to obtaining the substance; and (4) to contribute to the reduction of illegal drug trafficking.
--------------------------------------------------------------------------------
8 Rabinowitz J, Cohen H, Kotler M: One Year Outcomes of Ultra Rapid Opiate Detoxification Combined with Naltrexone Maintenence, Journal of Drug Abuse, 1996.

         Methadone's intended goal was to safely taper addicts off of opiates, such as heroin, in a controlled environment, while offering counseling and support on the psychological end. The problem with methadone has become apparent in the increasing number of methadone patients, the increasing amounts per dosage that the patients are receiving, and the increasing number of methadone facilities. Many patients report that their guidance counselors at the clinics have no intention of weaning the patients off methadone, and rarely offer counseling or help to get them detoxified.

         Methadone clinics have become a place patients visit each and every morning, stand in line, pay their fees, take their doses, and go on with their day. There is little attempt at helping the patients overcome the addiction or work on other areas of their lives, and the clinics have no economic incentive to begin reducing memberships. It has become a prison for many, as they are told that there is no other solution. These clinics perpetuate the very problem they were set up to solve.

         The CITA Method of detoxification is a superior solution, and CITA believes that it is the only method in existence today that can effect a rapid release of methadone addicts from their addiction. CITA's research shows that approximately 70% of the addicts receiving methadone maintenance are treatable and are capable of leading normal and functional lifestyles, with detoxification and aftercare.

C.  Other Rapid Detoxification Programs

         Although there are a few other small and little known clinics, small hospitals and sole practitioners performing one form or another of one-day detoxification, their impact is not deemed significant for several reasons outlined below. The individual hospitals (CITA has identified three) that provide this treatment do so at the $6,000 - $10,000 price range, and have done such a small number of patients that CITA does not believe they will be able to continue operations indefinitely. These hospitals have no opportunity for regional or national reach, and have no capabilities of absorbing any of CITA's prospective patients or market share due to CITA's own name branding. In addition, none appear to combine the detoxification treatment with the long-term counseling necessary to relieve the patient from psychological addiction.

         The small clinics and individual doctors that compete in the one-day opiate detoxification market charge competitive prices in the upper $4000 to lower $6000 price range, but are based in free-standing, and often times dangerous, clinic settings, with no regional or national reach.

         CITA(R)  has  several   distinct   advantages   over  the  other  rapid
detoxification centers, including the following:

O CITA's patented technology and proprietary program combines rapid detoxification with long-term aftercare for relapse prevention.

O CITA has the only method of rapid detox that is affiliated with major hospitals.

O CITA's method of rapid detox is the only method that is clinically proven to be safe and effective - based on over a decade of research.

O CITA's Ultra Rapid Opiate Detoxification has been successful on over 6,000 patients worldwide, and is the only such method with no mortality, morbidity or insurance claims.

O CITA is the only organization with an Internet portal offering post treatment information and support (see "Cube Central" discussion).

         Conventional Detoxification

         One of the serious limitations of conventional detoxification is that many patients do not complete it. In single center studies, dropout rates have been as high as 80% for outpatient detoxification(9) and between 15% to 30% for inpatient detoxification(10). Multi-center studies report inpatient dropout rates without distinguishing between opiates and other substances(11). In the CATOR (Comprehensive Assessment and Treatment Outcome Research) study, based on 6,000 patients from 19 treatment centers in 13 states, the dropout rates for all inpatient substance abuse programs was 16%(12). In perhaps the only national study reporting dropout rates from detoxification and treatment, which was conducted in Israel, almost half of the patients abandoned inpatient detoxification during the first week of the standard 30-day stay(13). In New York State, 26% of Medicaid clients drop out of inpatient detoxification(14). This amounts to an expenditure of almost $30 million per year for dropouts in New York State alone. Under the CITA program, patients cannot drop out during detoxification.

         Another limitation of conventional detoxification is that many patients are averse to detoxification. Stark, for example, found that 34% of methadone maintenance patients do not detoxify due to detoxification phobia.(15) Thus, another possible advantage of anesthesia aided detoxification is that it may facilitate the detoxification of addicted persons who are afraid to approach conventional detoxification.

         CITA Aftercare

         It is well recognized that while detoxification is an important first step, relapse prevention requires an aftercare program. The Drug Abuse Reporting Program (DARP), a national treatment outcome study conducted in the United States on several thousand patients from 52 different substance abuse programs, found that 75% to 85% of patients treated in detoxification-only programs relapsed within one year. As noted previously, completing detoxification is a barrier to treatment for many patients.
--------------------------------------------------------------------------------
9 Stark M: Dropping Out of Substance Abuse Treatment: A Clinically Oriented Review, Clin Psychol Rev 1992; 12:93-116.

10 Gossop M, Green L, Phillips G, Bradley B: Lapse, Relapse, and Survival Among Opiate Addicts After Treatment: A perspective follow-up study. Br J Psychiatry 1989; 154:348-353.

11 Stark M: Droping Out of Substrance Abuse Treatment: A Clinically Oriented Review. Clin. Psychol. Rev 1992; 12:93-116.

12 Harrison PA, Hoffman NG, Steed SG. Drug and Alcohol Addiction Treatment Outcome, Miller NS, ed. Comprehensive Handbook on Drug and Alcohol Addiction, New York, 1991, Maecel Dekker Inc. 1163 - 1197.

13 Levinson D: Comparisons of Outcomes Among Graduates of Various Detoxification Programs, Jerusalem IL, State of Israel Ministry of Health, 1993.

14 In 1995, Medicaid paid for 28,921 detoxifications in New York State. In 7,474 cases, patients left against medical advice after an average of 4.4 days. Since detoxification takes 7 days and these patients left against medical advice, they apparently dropped-out prior to completing detoxification.

15 Stark M: Droping Out of Substrance Abuse Treatment: A Clinically Oriented Review. Clin. Psychol. Rev 1992.

Of those patients who completed conventional detoxification without dropping out and who subsequently entered an aftercare program, 50% to 80% of them returned to routine use of opiates within the first year. For example, in the DARP study, relapse rates for patients in aftercare programs ranged from 60% to 75% during the first year. Another major national study of treatment outcomes, TOPS (Treatment Outcome Prospective Study), found that of 2,280 select clients who had successfully completed detoxification and then enrolled and started after care treatment, 57.2% had relapsed during the first year.(16)

         CITA requires that all prospective UROD treatment patients commit to a comprehensive aftercare program. CITA's aftercare program consists of six months of an opiate antagonist such as Naltrexone, up to six months of group and individual counseling and the support of a spouse or significant other during and immediately following UROD treatment. Persons who are unable to commit to all of these steps are ineligible to receive UROD detoxification.

         Methadone Treatment

         According to Federal guidelines, while the eventual goal of methadone programs is abstinence, it is recognized that some patients may need long-term methadone treatment. In practice, most programs encourage long-term methadone maintenance and do not encourage detoxification(17). Not surprisingly, it is rare to find patients who have successfully detoxified from methadone without relapsing to opiate use(18). In the TOPS study discussed above, which included almost 2,700 methadone maintenance patients, by 13 weeks, 32% of patients had dropped out of treatment, and by 26 weeks 48% had dropped out. Only 34% of patients remained in methadone program for over one year. Similar results were obtained in the DARPS study(19).

         Thus, as compared to conventional detoxification, methadone appears to have a higher dropout rate. After taking into account the higher drop out rate, and the dollars spent, it is evident that the CITA treatment is far more effective and cost efficient than methadone treatment of persons addicted to opiates.

         The CITA Treatment Program Success Rates

         After adjusting for dropout rates during detoxification or methadone treatment, the literature reviewed above suggests that, of all patients who enter opiate detoxification or methadone treatment, less than 30% are opiate free a year later. In contrast to the relapse rates of patients treated with conventional methods, a study of patients who completed the CITA treatment program found that after 1.5 years following UROD Procedure, 57% of 113 randomly selected patients remained drug-free(20). Despite the fact that the UROD study allowed more time for relapse (1.5 years vs. 1 year), the results are considerably better than most other studies.
--------------------------------------------------------------------------------

16  Hubbard  RL,Rachel  JV,  Craddock  SG,  Cavanaugh  ER,  Treatement   Outcome
Prospective Study (TOPS), NIDA Res. Monogr., 1984;51:42-68.

17 Hubbard RL,  Mardsen ME, Rachel JV,  Harwood HJ,  Cavenaugh ER,  Ginzburg HM:
Drug Abuse Treatment: A National Study of Effectiveness, Chapel Hill, NC, The University of North Carolina Press, 1989.

18 Kleber HD: Detoxification From Methadone Maintenance; The State of the Art, International Journal of Addiction 1977; 12:807-820.

19 Hubbard RL,  Mardsen ME, Rachel JV,  Harwood HJ,  Cavenaugh ER,  Ginzburg HM:
Drug Abuse Treatment: A National Study of Effectiveness, Chapel Hill, NC, The University of North Carolina Press, 1989.

20  Rabinowitz  J, Cohen H, Kotler M: One Year  Outcomes  of Ultra Rapid  Opiate
Detoxification  Combined  with  Naltrexone  Maintenance,  Journal of Drug Abuse,
1996.

Considering that 15% to 50% of conventional inpatient detoxification patients drop out before completing the detoxification process, the success rate of the CITA treatment program in this study appears to be four times that of conventional detoxification programs.

         Advertising and Promotion

         CITA recognizes that the key to continued success and growth at this time is extensive promotion. This must be done aggressively and on a nationwide scale. Responses and success rates based on patients treated indicate that the CITA program for detoxification and rehabilitation has earned an excellent reputation among both the addicted population and substance abuse professionals. CITA intends to use this earned reputation as an important part of its advertising and promotion program. Relationships with third party payers, hospitals and community leaders are as important as traditional forms of advertising in reaching CITA's goals.

         CITA's strategy is to enhance, promote and support the quality of its products and services, as it continues to increase its share of the market for the treatment of opiate addiction. Upon licensing medical institutions, CITA participates in the development of a comprehensive promotion plan designed to educate the public about CITA, create demand for its product, and add value to the medical institution's name and image.

         CubeCentral

         The CubeCentral internet site will serve several vital functions. It will be a primary marketing tool for attracting new patients for the CITA program and other addiction treatment methods as the Company expands. It will support the all-important aftercare program by providing immediate counseling and referral services to people who have received the UROD treatment, and serve as a primary distribution channel for CITA-sponsored continuing medical education courses.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases office suite services at 9025 Wilshire Blvd., Suite 301, Beverly Hills, CA 90211, as well as an office consisting of approximately 1600 square feet at 59 North Santa Cruz Avenue, Suite Q, Los Gatos, CA 95030. However, the majority of the Company's employees occupy space in the licensed facilities where UROD(R) procedures are performed, have small office spaces in their region, or telecommute.

ITEM 3.  LEGAL PROCEEDINGS

         An action against the Company and its President was brought in the Superior Court of Justice for Ontario, Canada claiming breach of contract. No one in the Company was served with process. On November 27, 2000 a default judgment against the Company and Mr. Dunn was entered in the amount of $255,000 U.S. plus $3,000 Canadian. The plaintiff has filed an action in the Los Angeles County Superior Court to enter the Canadian judgment as a California judgment. The Company has retained Canadian counsel to set aside the default on the grounds that service of process was not made on the defendants. Once the default is set aside, the Company intends to contest this matter and expects to prevail. The California litigation on the Canadian judgment is stayed by agreement of the parties pending resolution of the matter in Canada.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no meetings of the shareholders in the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has been listed for quotation in the Electronic Bulletin Board maintained by NASDAQ, trading under the symbol "DTOX".

         The number of record holders of Common Stock as of December 31, 2000 was approximately 1,950 including nominees of beneficial owners.

      Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company to date nor does the Company anticipate that dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview

         From May 1989 through 1997, the Company was inactive. At a meeting of the shareholders in December 1997, Mr. Joseph Dunn and Mr. Michael Hinton were elected to the Board of Directors with instructions to reorganize the Company, complete necessary filings required by applicable law, and to seek one or more potential businesses to acquire. Mr. Dunn was designated Chairman and CEO of the Company, and Mr. Hinton was designated as Secretary of the Company.

         Acquisition

         In August 1998, the Company acquired all of the outstanding shares of CITA Americas, Inc. from Aviation Industries, Inc. in exchange for the issuance of the Company's non-voting convertible preferred stock having a liquidation value of $2,200,000. A dispute has arisen between the Company and Aviation Industries, Inc. concerning the conversion formula as well as other matters relating to the original Stock Purchase Agreement governing the acquisition of CITA Americas, Inc. from Aviation Industries, Inc. In reporting its fully diluted Common Stock, the Company has reported 2.2 million shares as issuable upon the conversion of the Preferred Stock. However, the Company is negotiating with Aviation Industries, Inc. for an equitable resolution of this dispute and expects the number of shares issued on conversion will be significantly less. In November 1998, the Company changed its name from Southwestern Environmental Corp. to CITA Biomedical, Inc.

         CITA is in the business of providing innovative treatment of addictions. The Company holds a patent for the Ultra Rapid Opiate Detoxification ("UROD(R)") process, a non-invasive medical procedure administered under local anesthesia to detoxify patients addicted to opiates such as heroin, methadone, morphine, percodan, percocet, darvon and other narcotics. The procedure is performed over a four to seven hour period following which the patient has only residual opiates in his or her system. The patient then is required to undergo an intense psychotherapy recovery program. The Company generally charges a fee of $8,000 per UROD treatment.

         Year 2000 was a year of restructuring and consolidation for the Company. A number of physician license agreements were terminated during the year and relationships put on hold pending the issuance of the Company's patent covering the UROD(R) process, which was issued on August 15, 2000 and assigned to the Company in November. The issuance of the UROD patent puts the Company in a position of strength with regard to earlier patent recipients with inferior claims. With the position of the Company's technology now firmly established in the industry, the Company will renew its efforts to add new licensee facilities and medical professionals in the coming year. With the issuance of the UROD patent, the Company emerged from the development stage.

         Revenues

         The Company's revenues for 2000 were $319,613 compared to revenues of $505,455 in 1999. Essentially all of this revenue was derived UROD treatments. The principal cause of the approximately 37% drop in revenues from 1999 was that all of the Company's licensee hospitals received letters from a third party claiming that UROD treatment violated such third party's patent rights. This caused revenues to drop precipitously to $25,250 in the third quarter and remain depressed until the patent ownership issue was resolved in the Company's favor in November of 2000.

         Cost of Revenues

         The Company's cost of revenues in 2000 was $162,349 resulting in a gross profit of $157,264 or a gross profit margin of 49.2%. This, compared to $283,627 cost of revenues in 1999, resulting in a gross profit of $221,828, or a gross profit margin of 45%.

         Other Expenses

         General and administrative expenses in 2000 were $2,188,230, including $240,425 of expense attributed to stock-based compensation. This compared to $816,488 for general and administrative costs in 1999. The $1,371,741 increase in general and administrative expenses in 2000, an approximately 270% increase, is attributed primarily to start up and post-launch development costs incurred in connection with the CubeCentral website, www.CubeCentral.com. A contributory factor was expanding the employee base after resolution of the patent issue in November, in order to establish additional treatment centers. Finally, the Company experienced significant legal and accounting expenses in connection with resolution of the patent issue, a dispute with Aviation Industries, Inc., and restructuring of the Company, generally. The Company incurred $123,590 in depreciation and amortization expenses in 2000 compared to $120,557 in 1999. The resulting total operating expenses of $2,545,085 in 2000 produced an operating loss of $2,225,472, compared with $1,220,672 in total operating expenses in 1999 and an operating loss of $715,217.

         Capital Resources

         During 2000, the Company booked advances from its officers in excess of repayments in the net amount of $88,811 in addition to advances from a non-related party in the amount of $28,875. The Company raised $2,430,664 in sales of its common stock. The proceeds were used primarily to fund the start up and development stage operations of the Company's newly formed subsidiary, CubeCentral, Inc. and to fund its own general and administrative expenses. Although it was originally intended that the start-up and development stage operations of CubeCentral, Inc. be funded through its own fund raising activities, the nature of the financial markets in 2000 made that impractical. As a result, CITA remains the sole shareholder of CubeCentral, Inc.

         The Company anticipates financing its ongoing operations from net cash flow from operations and third party financing transactions. The Company intends to explore all options available to it with respect to such potential financing.

         The Company anticipates financing its ongoing operations from net cash flow from operations and third party financing transactions. The Company intends to explore all options available to it with respect to such potential financing.

         Effect of Inflation

         Inflation did not have a significant effect on the operations of the Company in 2000, nor is it expected to have any significant effect on operations in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

         See index beginning on page F-l.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

         There were no disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the 2000 fiscal year.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Name                        AGE               Position
------                      ---               --------
Joseph Dunn                  50              Chairman, CEO, President, CFO

Michael C. Hinton            54              Secretary, Director


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

         Michael C. Hinton has been an officer and director of the Company since December 15, 1997. Since 1990, he has been engaged in managing his own investments and is the sole owner of Multimarket Americas Export Corp. which is engaged in exporting telephone and construction equipment and the import of food products. Mr. Hinton received a bachelor's degree in economics from Colorado State University.

ITEM 10. EXECUTIVE COMPENSATION

         The Company paid its CEO approximately $12,000 in cash compensation in 2000. Year 2000 was the first year in which Mr. Dunn received cash compensation from the Company since joining CITA as its CEO in 1997. The Board of Directors has determined Mr. Dunn's cash compensation rate to be $180,000 per year, with an understanding that payment at this rate will commence when the Company has received adequate funding. The Board further acknowledged that Mr. Dunn is due $500,000 in deferred wages. The Company anticipates that Mr. Dunn will accept stock in the Company in exchange for a significant portion of the amounts owed to him for deferred wages.

         The Company's Board of Directors adopted a stock option plan in 2000 and made grants of incentive stock options to employees, subject to shareholder approval of the plan in 2001. A copy of the stock option plan will be filed with the Company's proxy statement in anticipation of its annual shareholder meeting, tentatively scheduled to take place in June 2001.

                           SUMMARY COMPENSATION TABLE



                                  Annual Compensation                    Long Term Compensation
                         ---------------------------------------   -------------------------------------
                                                                             Awards            Payouts
                                                                   ------------------------   ----------

                                                     Other                        Securities
Name and                                             Annual       Restricted      Underlying
Principal                                            Compen-      Stock           Options/   LTIP          All Other
Position        Year     Salary ($)   Bonus ($)      sation ($)   Award(s)        SARs (#)   Payouts ($)  Compensation
--------------- -------- ------------ ------------- ------------ ------------- ------------ ------------- ------------
Joseph Dunn,    1998              0            0             0     2,200,000     2,000,000            0            0
President CEO
--------------- -------- ------------ ------------- ------------ ------------- ------------ ------------- ------------
                1999              0            0             0             0             0            0            0
--------------- -------- ------------ ------------- ------------ ------------- ------------ ------------- ------------
                2000        $12,000            0             0             0       500,000            0            0
--------------- -------- ------------ ------------- ------------ ------------- ------------ ------------- ------------

--------------- -------- ------------ ------------- ------------ ------------- ------------ ------------- ------------
Michael         1998              0            0             0       200,000       200,000            0            0
Hinton,
Secretary
--------------- -------- ------------ ------------- ------------ ------------- ------------ ------------- ------------
                1999              0            0             0             0             0            0            0
--------------- -------- ------------ ------------- ------------ ------------- ------------ ------------- ------------
                2000              0            0             0             0       200,000            0            0
--------------- -------- ------------ ------------- ------------ ------------- ------------ ------------- ------------

         Employment Contracts

         As of December 2000, the Company had employment agreements with two of its key employees, but none with executive officers or directors. Each of the Company's executive officers serves at the pleasure of the Board of Directors.

         No officer is entitled to receive any additional compensation for his services to the Company as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At December 31, 2000, the Company had outstanding 24,172,621 shares of common stock and 1,000 shares of preferred stock. Each share of Common Stock entitles the holder to one vote in any matter submitted to shareholders for approval.

         The following tabulates holdings of Common Stock of the Company by each person who holds of record, or is known by management of the Company to own beneficially, more than 5 % of the voting securities outstanding as of December 31, 2000, and by all directors and officers of the Company individually and as a group. To the knowledge of management, the shareholders listed below have sole voting and investment power, except as otherwise noted.

                                     Number
                                   of Shares                  Percent
Name and Address                   Securities                of Voting
----------------                   ----------                ---------
Joseph Dunn                        4,063,775(1)               16.81%

Michael Hinton                       400,000(2)                1.65%

All Directors and Officers         4,463,775                  18.46%
as a group (two persons)

(1) Includes 2,000,000 shares which Mr. Dunn has the right to acquire upon exercise of a fully-vested option.
(2) Includes 200,000 shares which Mr. Hinton has the right to acquire upon exercise of a fully-vested option.

         The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A.       Financial Statements and Schedules.

         See Index to Financial Statements beginning on page F- 1.

B.       Exhibits.

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

3.4      Bylaws adopted by the Company effective June 9, 1981.

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

DATE                  SIGNATURE                   TITLE

April 13, 2001       /s/ Joseph Dunn             Chairman of the Board,
                      ---------------------      Chief Executive Officer,
                      Joseph Dunn                President and Chief
                                                 Financial Officer
                                                 (Principal Executive Officer)

April 13, 2001       /s/ Michael C. Hinton       Director
                      ----------------------
                      Michael C. Hinton

Item 7.  Financial Statements

                                              CITA BIOMEDICAL, INC.
                                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Independent auditors' report.................................................F-2

Consolidated balance sheet, December 31, 2000................................F-3

Consolidated statements of operations, for the years ended
     December 31, 2000 and 1999..............................................F-4

Consolidated statement of shareholders' equity (deficit), for the two-year period ended December 31, 2000..........................................F-5

Consolidated statements of cash flows, for the years ended
     December 31, 2000 and 1999..............................................F-6

Notes to consolidated financial statements...................................F-7

To the Board of Directors and Shareholders
CITA Biomedical, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of CITA Biomedical, Inc. (a Colorado corporation in the development stage) as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CITA Biomedical, Inc., as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has a working capital deficit, negative cash flows from operations and a limited operating history. These and other factors discussed in Note A to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in Note A. The Company's ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Cordovano and Harvey, P.C.
Denver, Colorado

April 11, 2001

                              CITA BIOMEDICAL, INC.

                           Consolidated Balance Sheet
                                December 31, 2000

ASSETS

Current assets:
      Cash and cash equivalents.................................................                              $ 472,885
      Employee advances (Note B)................................................                                  4,500
                                                                                                  ----------------------
                                                                             Total current assets               477,385

Property and equipment, net of accumulated depreciation
      and amortization of $51,063 (Note C)......................................                                845,397
Intangible assets, net of accumulated
      amortization of $292,987  (Note D)........................................                                831,913
Deposits........................................................................                                 20,077
                                                                                                  ----------------------
                                                                                                            $ 2,174,772
                                                                                                  ======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable, trade...................................................                              $ 363,413
      Accrued expenses..........................................................                                917,512
      Advances payable to officer (Note B)......................................                                286,101
      Short-term loans payable (Note E).........................................                                350,804
                                                                                                  ----------------------
                                                                        Total current liabilities             1,917,830
                                                                                                  ----------------------

Commitments (Note H)............................................................

      Preferred stock, stated at fair value, aggregate liquidation value
        $2,200,000; 30,000,000 shares authorized; 1,000 shares issued
        and outstanding.........................................................                                896,444

        24,172,621 shares issued and outstanding................................                                241,727
      Additional paid in capital...............................................                               6,079,504
      Stock options - 4,700,000.................................................                                183,770
      Deferred compensation.....................................................                               (137,979)
      Accumulated deficit.......................................................                             (7,006,524)
                                                                                                  ----------------------
                                                                       Total shareholders' equity               256,942
                                                                                                  ----------------------
                                                                                                            $ 2,174,772
                                                                                                   =====================


          See accompanying notes to consolidated financial statements
                                      F-3

                              CITA BIOMEDICAL, INC.

                      Consolidated Statements of Operations

                                                                                        For the Years Ended
                                                                                            December 31,

                                                                                   2000                   1999
                                                                           ---------------------  ---------------------

Revenues, net............................................................             $ 319,613              $.505,455
                                                                           ---------------------  ---------------------

Operating expenses:
       Cost of revenues..................................................               162,349                283,627
       General and administrative........................................             1,947,805                816,488
       Rent, related party (Note B).....................................                 25,125                      -
       Stock-based compensation (Note F):
          Granted stock options..........................................                 45,79                      -
          General and administrative.....................................               240,425                      -
       Depreciation and amortization.....................................               123,590                120,557
                                                                           ---------------------  ---------------------
                                                  Total operating expenses            2,545,085              1,220,672
                                                                           ---------------------  ---------------------
                                                            Operating loss           (2,225,472)              (715,217)

Non-operating income (expense):
       Interest income...................................................                   395                    653
       Interest expense..................................................                (6,124)               (23,077)
                                                                           ---------------------  ---------------------
                                              Net loss before income taxes           (2,231,201)              (737,641)

Income taxes (Note G)....................................................
                                                                           ---------------------  ---------------------

                                                                  Net loss         $ (2,231,201)            $ (737,641)
                                                                           =====================  =====================
Net loss per common share:
       Basic and diluted.................................................               $ (0.15)                $(0.09)
                                                                           =====================  =====================
Number of shares used for computing
  net loss per common share:
       Basic and diluted.................................................            14,684,366              7,766,662
                                                                           =====================  =====================


          See accompanying notes to consolidated financial statements
                                      F-4

                              CITA BIOMEDICAL, INC.

            Consolidated Statement of Shareholders' Equity (Deficit)
                 For the Two-Year period Ended December 31, 2000


                                      Preferred Stock    Common Stock       Additional
                                      ----------------   -------------       Paid-in     Stock   Deferred     Accumulated
                                       Shares Amount    Shares   Par Value   Capital    Options  Compensation Deficit       Total
                                      ------- --------  ------   ---------   --------   --------- ---------   ------------ -------
Balance, January 1, 1999               1,000 $ 896,444  7,766,662  $ 77,667  $3,772,475    $ -       $ -    $ (4,037,682) $ 708,904
Net loss for the year ended
   December 31, 1999                      -       -            -         -          -        -                  (737,641)  (737,641)
                                       -----  --------   -------- ---------  --------- --------- ----------  ------------ ---------
       Balance, December 31, 1999      1,000   896,444  7,766,662    77,667   3,772,475      -         -      (4,775,323)   (28,737)

Common stock issued in exchange
   for services,
   $.39 per share (Note F)                -       -        70,000       700      26,600      -         -           -         27,300
Common stock issued as
   payment for advances
   and related interest totaling
   $99,000 (Note F)                       -       -       562,647     5,627      93,373      -         -           -         99,000
Common stock issued in exchange
   for services,
   $.25 per share (Note F)                -       -       852,500     8,525     204,600      -         -           -        213,125
Sale of common stock at
   $.156 per share, less
   $200,000 of offering costs (Note F)    -       -    14,920,812   149,208   1,982,456      -         -           -      2,131,664
Options granted to purchase
   2,500,000 shares
   of common stock (Note F)               -       -            -          -        -       183,770  (137,979)      -         45,791
Net loss for the year ended
December 31, 2000                         -       -            -          -        -         -         -      (2,231,201)(2,231,201)
                                        ---- ---------- ---------- ----------- ----------- --------- -------- ----------  ----------
         Balance, December 31, 2000    $1,000 $896,444 $24,172,621 $ 241,727 $ 6,079,504  $ 183,77 $(137,979)$(7,006,524)   256,942
                                        ==== ========= =========== ==========  ========== ========= =========  ========== ==========


          See accompanying notes to consolidated financial statements
                                       F-5

                           CITA BIOMEDICAL, INC.

                   Consolidated Statements of Cash Flows

                                                                                           For the Years Ended
                                                                                              December 31,
                                                                            --------------------------------------------
                                                                                    2000                   1999
                                                                            ---------------------- ---------------------
Cash flows from operating activities:
     Net loss........................................................................$.(2,231,201)...........$.(737,641)
     Transactions not requiring cash:
         Depreciation and amortization....................................................124,559...............120,557.
         Stock-based compensation (Note F)................................................286,216.....................-.
         Changes in current assets and current liabilities:
            (Increase) decrease in receivables and deposits...............................(11,000)...............30,250.
            Increase in accounts payable and accrued liabilities..........................800,021...............125,222.
                                                                            ---------------------- ---------------------
                                                                            ---------------------- ---------------------
                                  Net cash (used in) operating                         (1,031,405)             (461,612)
                                                                            ---------------------- ---------------------

Cash flows from investing activities:
     Cash paid for deposits.....................................................................-..................(581)
     Cash paid for equipment..............................................................(38,915)....................-
     Cash paid for web site development..................................................(805,145)....................-
                                                                            ---------------------- ---------------------

Cash flows from financing activities:
     Proceeds from sale of common stock.................................................2,430,664.....................-
     Advances from officers...............................................................268,616...............129,290
     Repayment of advances from officers.................................................(179,805)....................-
     Advances from unrelated third parties.................................................28,875...............321,929
     Cash paid for offering costs........................................................(200,000)....................-
                                                                            ---------------------- ---------------------
                                  Net cash provided by financing activities             2,348,350               451,219
                                                                            ---------------------- ---------------------

Net change in cash and cash equivalents...................................................472,885...............(10,974)
Cash and cash equivalents, beginning............................................................-................10,974
                                                                            ---------------------- ---------------------
                                  Cash and cash equivalents, ending                     $ 472,885                   $ -
                                                                            ====================== =====================

Supplemental disclosure of cash flow information:
     Cash paid for interest...................................................................$.-...................$.-
                                                                            ====================== =====================
     Cash paid for income taxes...............................................................$.-...................$.-
                                                                            ====================== =====================

     Non-cash investing and financing transactions:
         Stock issued to repay advances and related interest.............................$.99,000...................$.-
                                                                            ====================== =====================

          See accompanying notes to consolidated financial statements
                                       F-6

                             CITA BIOMEDICAL, INC.

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

On August 12, 1998, the Company purchased all of the outstanding shares of common stock of CITA Americas, Inc. from Aviation Industries, Inc. pursuant to a Stock Purchase Agreement entered into in July 1998. The purchase price was paid through the issuance of non-voting $.10 par value redeemable convertible preferred stock of the Company. The preferred stock is redeemable for $2,200,000 in cash or may be converted to common stock valued at $2,200,000 as of the date of conversion. The preferred stock was valued at $896,444, which in management's opinion approximates the fair value of the preferred stock at the time the shares were issued. The president and a director of the Company received 2,000,000 and 200,000 shares, respectively of the Company's restricted common stock, valued at $103,400 in connection with the acquisition. CITA Americas, Inc., a Nevada corporation, was formed in March of 1998. CITA Americas was formed to engage in the investigation and treatment of addiction. In conjunction with the purchase, the Company changed its name from Southwestern Environmental Corp. to CITA Biomedical, Inc.

Concurrent with the Company's acquisition of CITA Americas, Inc., on August 12, 1998 the Company entered the development stage. During the year ended December 31, 2000, the Company emerged from the development stage. All of the revenue-producing operations of the Company presented for the years ended December 31, 2000 and 1999 are results of operations of CITA Americas, Inc. The Company's operations were conducted in Phoenix, Arizona; Chicago, Illinois; Portland, Oregon; Los Angeles, California; Denver, Colorado; Miami, Florida; and New York, New York during the years ended December 31, 2000 and 1999.

As shown in the accompanying consolidated financial statements, the Company has a working capital deficit, incurred a net loss of $2,231,201 for the year ended December 31, 2000, has negative cash flows from operations and has a limited operating history. These factors, as well as the uncertain condition that the Company faces as a new business, create an uncertainty about the Company's ability to continue as a going concern.

Management plans to increase revenue-producing operations during the next year by entering into agreements with additional medical facilities that will administer the Company's treatment method thereby increasing the number of patients treated. Management also plans to increase the number of patients treated at current medical facilities. The ability of the Company to continue as a going concern is dependent on the success of these plans, and ultimately upon achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                              CITA BIOMEDICAL, INC.

                   Notes to Consolidated Financial Statements

Summary of significant accounting policies:

Principles of consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CITA Americas, Inc, CubeCentral, and The CITA Foundation. All material intercompany accounts and transactions have been eliminated in consolidation. The CITA Foundation is inactive.

On March 29, 2000, the Company incorporated CubeCentral, a wholly owned subsidiary, to set up and manage the Company's Internet operations. CubeCentral plans to provide an interactive forum and on-line after care to persons affected by all types of addictions. CubeCentral's web site proposes to include information and counseling services as well as referrals for the detoxification services provided by the Company. All transactions of CubeCentral were run through CITA Biomedical, Inc. during 2000.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior-year amounts have been reclassified for comparative purposes to conform to the current-year presentation.

Concentration of credit risk

The Company maintains its cash accounts at various financial institutions. The balances, at times, may exceed federally insured limits. At December 31, 2000, the Company had cash deposits totaling $362,178 that were not federally insured.

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

                             CITA BIOMEDICAL, INC.

                   Notes to Consolidated Financial Statements

Intangible assets

On August 12, 1998 the Company purchased all of the outstanding common stock of CITA Americas, Inc. in exchange for 1,000 shares of the Company's preferred stock valued, at that time, at management's estimate of fair value of $896,444 with a liquidation value of the preferred stock of $2,200,000. Net assets of CITA Americas, Inc. as of the date of the acquisition totaled $896,444, which approximated fair value. The excess of the purchase price over the fair value of the assets, in the amount of $103,400 was allocated to the intangible assets acquired.

Intangible assets are stated net of accumulated amortization and include the rights to the UROD method and the use of the name CITA valued at $1,030,900 and certain patent rights totaling $94,000. The $1,030,900 is amortized on a straight-line basis over ten years. Amortization expense for the year ended December 31, 2000 was $103,090 and $103,090 for the years ended December 31, 2000 and 1999, respectively.

The Company's patent, No. 6,103,734, was granted on August 15, 2000. The patent is amortized on a straight-line basis over twenty years. Amortization expense for the years ended December 31, 2000 and 1999 totaled $1,763 and $-0-, respectively.

Impairments on long-lived assets

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Product development costs

Product development costs include expenses incurred by the Company to maintain, monitor, and manage the Company's web site, cubecentral.com. The Company recognizes web site development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred during the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of web site content are included in product development expense in the accompanying consolidated statements of operations.

In addition, the Company adopted the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs," during the year ended December 31, 2000. EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

Fair value of financial instruments

The  Company's   financial   instruments,   including  cash,  cash  equivalents,
receivables and current liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

                             CITA BIOMEDICAL, INC.

                   Notes to Consolidated Financial Statements

Income taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financials statements or tax returns. The measurements of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Revenue recognition

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition," the Company recognizes revenue once all of the following are met:

a)       Persuasive evidence of an arrangement exists;
b)       Delivery has occurred;
c)       The buyer's purchase price is fixed; and
d)       Collectibility is reasonably assured.

The Company receives payment from the patient prior to treatment. Partial refunds are only issued to patients if the client changes their mind about undergoing the procedure before the treatment has taken place.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles ("APB") Board Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123.

Loss per share

The Company accounts for loss per share in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of December 31 2000, there were 4,700,000 stock options and 2,200,000 shares of common stock that could be issued if the Company's preferred stock is converted assuming a conversion rate of $1.00 per share, that were not included in the calculation of net loss per share-diluted because they were antidilutive.

                             CITA BIOMEDICAL, INC.

                   Notes to Consolidated Financial Statements

Note B:  Related party transactions

During the year ended December 31, 1999 an officer and director of the Company advanced the Company approximately $129,290 for working capital purposes. During the year ended December 31, 2000 the officer and director advanced the Company and additional $268,616 for working capital purposes. The Company repaid the officer and director $179,805 during the year ended December 31, 2000. The amount due to the officer of $218,101 is included in the accompanying consolidated financial statements as indebtedness to related parties.

Aviation Industries, Inc. advanced the Company $68,000 during the year ended December 31, 1998 for working capital purposes. The $68,000 was still owed as of December 31, 2000 and included in the accompanying consolidated financial statements as indebtedness to related parties.

During the year ended December 31, 2000, the Company advanced an employee $4,500. The advance is non-interest bearing and payable on demand.

During the year ended December 31, 2000, the Company rented office space from an officer. The Company paid the officer $25,125 for rent during the year ended December 31, 2000. The $25,125 is included in the accompanying consolidated financial statements as rent, related party.

CITA Americas, Inc.

Aviation Industries, Inc. ("Aviation") formed CITA Americas, Inc. in March of 1998. Aviation acquired from CITA Americas, Inc., a Delaware corporation ("CITA-Delaware"), certain rights, copyrights, trademarks and pending patent rights related to the addiction treatment method known as UROD. Aviation valued the transaction at approximately $1,057,500. When CITA Americas was formed, Aviation transferred the rights obtained from CITA-Delaware to the newly formed CITA Americas, Inc. From time to time Aviation would advance monies to CITA Americas for working capital purposes. Amounts due to Aviation for these advances total $68,000 and are included in the accompanying consolidated financial statements as due to related party.

Note C:  Property and equipment

Property and equipment consisted of the following at December 31, 2000:

                                                     [OBJECT OMITTED]
Depreciation and amortization expense for the years ended December 31, 2000 and 1999 totaled $19,706 and $17,467, respectively.

                             CITA BIOMEDICAL, INC.

                   Notes to Consolidated Financial Statements

Note D:  Intangible assets

Intangible assets consisted of the following at December 31, 2000:

                                                     [OBJECT OMITTED]
Amortization expense for the years ended December 31, 2000 and 1999 totaled $104,853 and $103,090, respectively.

Note E:  Short-term loans

During the year ended December 31, 2000, the Company received working capital advances from certain unrelated third parties totaling approximately $112,875. The advances increased the balance owed on short-term advances to $350,804 as of December 31, 2000, which is included in the accompanying consolidated financial statements as short-term loans payable.

Note F:  Shareholders' equity

Preferred Stock

The Company is authorized to issue thirty million shares of $1.00 par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

During the year ended December 31, 1998, the Company issued 1,000 shares of its convertible preferred stock with a liquidation value of $2,200 per share in exchange for all of the outstanding common stock of CITA Americas, Inc. The preferred stock is convertible into the Company's common stock. As of December 31, 2000 no shares had been converted. When and until the market price reaches $1.00 per share, 2,200,000 shares of common stock are reserved for issuance.

Common Stock

During the year ended December 31, 2000, the Company sold 14,920,812 shares of its $.01 par value common stock for $2,331,664 ($.156 per share). The stock sales were conducted in reliance on the exemption from federal securities registration requirements provided by Regulation S under the Securities Exchange Act of 1934.

During the year ended December 31, 2000, the Company issued 562,647 shares of its $.01 par value common stock as payment for advances and accrued interest totaling $99,000 ($.176 per share).

                             CITA BIOMEDICAL, INC.

                   Notes to Consolidated Financial Statements

During the year ended December 31, 2000, the Company issued 70,000 shares of its $.01 par value common stock as payment for general and administrative services performed on behalf of the Company. The market value of the common stock on the date of issuance was $.39 per share. The Company recorded $27,300 of stock-based compensation related to the stock issuance.

During the year ended December 31, 2000, the Company issued 852,500 shares of its $.01 par value common stock as payment for general and administrative services performed on behalf of the Company. The market value of the common stock on the date of issuance was $.25 per share. The Company recorded $213,125 of stock-based compensation related to the stock issuance.

Common stock options

The Company has adopted an incentive and non-qualified stock option and stock issuance plan for the benefit of key personnel and others providing significant services. An aggregate of 5,000,000 shares of common stock has been reserved under the plan. There were 2,500,000 options outstanding under this plan as of December 31, 2000. According to the Company's policy, options granted to non-employees are accounted for under the fair value method, while options granted to employees and directors are accounted for using the intrinsic method.

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

Option Pricing Model

The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0 percent, expected volatility of 80 percent, expected life of five years, and no expected dividends. For the year ended December 31, 2000, the weighted average exercise price and fair value of options granted were $.307 and $.233, respectively on the date of grant. During the year ended December 31, 1999, the weighted average exercise price and fair value of options granted was $.275 and $.165, respectively on the date of grant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

                             CITA BIOMEDICAL, INC.

                   Notes to Consolidated Financial Statements

Options granted to employees accounted for under the intrinsic method

On December 29, 2000 the Company granted employees options to purchase 1,900,000 shares of the Company's common stock. The options vest over a period of four years commencing on the employees hire date. On December 29, 2000 the fair value of the stock was $.3438. The options are exercisable at $.3400 and expire on December 29, 2005. Stock-based compensation, totaling $641, was recorded on the options vested as of December 31, 2000. Deferred compensation totaling $6,579 was also recorded in the accompanying consolidated financial statements.

Options granted to non-employees accounted for under the fair value method

On December 29, 2000 the Company entered into agreements with three unrelated third party consultants to provide technical advisory services, software development services, and consulting services to the Company. The Company granted the consultants options to purchase 450,000 shares of the Company's common stock. The options vest over a period of four years. On December 29, 2000 the fair value of the stock was $.3438. The options are exercisable at $.3400 and expire on December 29, 2005. The Company determined the fair value of the options in accordance with SFAS 123 to be $.292. No stock-based compensation was recorded on the options as no significant portion of the options were vested as of December 31, 2000; however deferred compensation totaling $131,400 was recorded in the accompanying consolidated financial statements.

On December 31, 2000 the Company entered into an agreement with one unrelated third party consultant to provide technical advisory services to the Company. The Company granted the consultant fully vested options to purchase 150,000 shares of the Company's common stock. On December 31, 2000 the fair value of the stock was $.3438. The options are exercisable at $.25 and expire on December 29, 2005. The Company determined the fair value of the options in accordance with SFAS 123 to be $.301 and has recorded stock-based compensation expense of $45,150 in the accompanying consolidated financial statements.

On December 29, 2000 the Company granted employees options to purchase 1,900,000 shares of the Company's common stock. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                     [OBJECT OMITTED]

                             CITA BIOMEDICAL, INC.

                   Notes to Consolidated Financial Statements

Options granted to employees accounted for under the fair value method

Summary

A summary of the status of the Company's stock option awards as of December 31, 2000, and the changes during the years ended December 31, 2000 and 1999 is presented below:

                                                     [OBJECT OMITTED]
Note G:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 2000 and 1999:

                                                     [OBJECT OMITTED]
At December 31, 2000, deferred tax assets consisted of a net tax asset of $1,262,040, due to operating loss carryforwards of approximately $7,006,524, which was fully allowed for, in the valuation allowance of $1,262,040. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2000 and 1999 totaled $888,786 and $275,140, respectively. The current tax benefit also totaled $888,786 and $275,140 for the years ended December 31, 2000 and 1999, respectively. The net operating loss carryforward expires through the year 2020.

The valuation allowance will be evaluated at each balance sheet date, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

                             CITA BIOMEDICAL, INC.

                   Notes to Consolidated Financial Statements

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note H:  Commitments and contingencies

Litigation

On November 27, 2000, a default judgement in the amount of $256,500 (US) was entered in Canada against the Company. In addition, the plaintiff has filed an action in the Los Angeles County Superior Court to enter the Canadian judgement as a California judgement. The Company has reserved $256,500 (US) in the accompanying consolidated financial statements for the judgement.

During the year ended December 31, 2000, an action was brought against the Company seeking damages of $20,000. The Company has accrued $10,000 in the accompanying consolidated financial statements for the claim.

The Company is involved in other various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would not be material to the Company's financial position.

Office lease

The Company entered into an operating lease for office space on November 8, 2000. The lease commenced January 1, 2001 and expires December 31, 2003. Monthly payments under the lease total $6,376. Future lease payments are as follows:

                                                     [OBJECT OMITTED]