Form 10QSB
period 2001-03-31
CITA BIOMEDICAL INC
filed 2001-05-15
CIK 700890

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000            Commission File Number 0-109659
                  --------------                                   --------



                              CITA BIOMEDICAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         COLORADO                                  93-0962072
         --------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



9025 Wilshire Blvd. Suite 301, Beverly Hills, CA                    90211
------------------------------------------------                    -----
    (Address of principal executive offices)                     (Zip code)


                                 (310) 550-4965
                                 --------------
              (Registrant's telephone number, including area code)


                   -------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ____X_____        No  _________



         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value                        27,658,534
----------------------------                        ----------
          Class                   Number of shares outstanding at March 31, 2001

PART I. Item 1. FINANCIAL INFORMATION

                                    CITA BIOMEDICAL, INC.

                             Condensed Consolidated Balance sheet
                                         (Unaudited)

                                       March 31, 2001

Assets
Current assets:
      Cash.........................................................                            $   315,388
      Employee advances............................................                                  4,500
      Prepaid expenses.............................................                                 14,354
                                                                                               -----------
                                               Total current assets                                334,242

Property and equipment, net.......................................                                 789,288
Intangible assets, net............................................                                 807,903
Deposits..........................................................                                  35,739
                                                                                               -----------

                                                                                               $ 1,967,172

Liabilities and Shareholder's Deficit
Current liabilities:
      Accounts payable and accrued liabilities.....................                            $ 1,388,884
      Line of credit...............................................                                 74,475
      Short-term loans.............................................                                350,804
      Advances payable to officer (Note B).........................                                179,101
                                                                                              ------------
                                          Total current liabilities                              1,993,264
                                                                                              ------------

Shareholder's deficit (Note E):
      Preferred stock..............................................                                896,444
      Common stock.................................................                                276,586
      Additional paid-in capital...................................                              6,417,051
      Stock options................................................                                183,770
      Deferred compensation........................................                               (137,979)
      Accumulated deficit..........................................                             (7,661,964)
                                                                                              ------------
                                        Total shareholder's deficit                                (26,092)
                                                                                              ------------

                                                                                              $  1,967,172
                                                                                              ============

           See accompanying notes to consolidated financial statements

                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------

Revenues, net ....................................................     $     57,453      $     96,099
                                                                       ------------      ------------

Operating expenses:
      Cost of revenues ...........................................           38,325            46,297
      General and administrative .................................          570,183           219,845
      Depreciation and amortization ..............................          109,828            30,212
                                                                       ------------      ------------
                                          Total operating expenses          718,336           296,354
                                                                       ------------      ------------
                                              Loss from operations         (660,883)         (200,255)
                                                                       ------------      ------------

Interest expense .................................................           (1,703)             --
Interest income ..................................................            7,146                67
                                                                       ------------      ------------
                                          Loss before income taxes         (655,440)         (200,188)

Provision for income taxes (Note C) ..............................             --                --
                                                                       ------------      ------------

                                                          Net loss     $   (655,440)     $   (200,188)
                                                                       ============      ============

Basic and diluted loss per common share ..........................     $      (0.03)     $      (0.03)
                                                                       ============      ============
Basic and diluted weighted average
      Common Shares outstanding ..................................       25,915,578         7,766,662
                                                                       ============      ============



           See accompanying notes to consolidated financial statements

                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              --------------------
                                                                              2001            2000
                                                                              ----            ----
                                  Net cash used in operating activities     $(471,534)     $(181,102)
                                                                            ---------      ---------

Cash flows from investing activities:
      Payments for web site development ...............................       (18,162)            --
      Equipment purchases .............................................        (1,207)        (3,126)
                                                                            ---------      ---------
                                  Net cash used in investing activities       (19,369)        (3,126)
                                                                            ---------      ---------

Cash flows from financing activities:
      Proceeds from sale of common stock ..............................       372,406             --
      Repayment of officer's advances (Note B) ........................       (39,000)            --
      Proceeds from working capital advances ..........................            --        189,938
                                                                            ---------      ---------
                              Net cash provided by financing activities       333,406        189,938
                                                                            ---------      ---------

Net change in cash ....................................................      (157,497)         5,710
Cash, beginning of period .............................................       472,885             --
                                                                            ---------      ---------

                                                    Cash, end of period     $ 315,388      $   5,710
                                                                            =========      =========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest......................................................     $       -      $       -
                                                                            =========      =========
         Income taxes....................................................   $       -      $       -
                                                                            =========      =========


           See accompanying notes to consolidated financial statements

                              CITA BIOMEDICAL, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note A:  Basis of presentation

         The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 2000 and should be read in conjunction with the notes thereto.

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

         The Company emerged from the development stage during the year ended December 31, 2000.

Note B:  Related party transactions

         During the three months ended March 31, 2001, the Company repaid an officer $39,000 related to working capital previously advanced to the Company. As of March 31, 2001, the remaining balance owed to the officer totaled $179,101, which is included in the accompanying condensed consolidated balance sheet as advances payable to officer.

Note C:  Income taxes

         The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Any deferred income tax asset due to net operating losses is fully allowed for as there is no assurance that the Company will have future net income to utilize the operating losses.

Note D:  Computer software development costs and amortization

         During the three months ended March 31, 2001, the Company capitalized $18,162 of external costs incurred to develop internal-use computer software for an Internet web site. The capitalized web site costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. The Company commenced amortizing its web site development costs on January 1, 2001. Amortization expense totaled $67,852 for the three months ended March 31, 2001.

Note E:  Shareholders' Equity

During the three months ended March 31, 2001, the Company sold 3,485,913 shares of its $.01 par value common stock for $372,406 ($.11 per share).

Following is a schedule of changes in shareholders' equity for the three months ended March 31, 2001.



                      Preferred Stock        Common Stock        Additional
                      ---------------        ------------         Paid-in      Stock     Deferred     Accumulated
                    Shares    Amount      Shares     Par Value    Capital     Options   Compensation    Deficit       Total
                    ------    ------      ------     ---------    -------     -------   ------------    -------       -----
Balance
January 1, 2001..    1,000   896,444   24,172,621   $241,727   $6,079,504   $183,770   $(137,979)   $(7,006,524)   $256,942

Sale of common
stock ($.11 per          -         -    3,485,913     34,859      337,547          -            -             -     372,406
share)........

Net loss for the
  three months ended

   March 31, 2001        -         -            -          -            -          -            -      (655,440)   (655,440)
                     ------ --------  -----------  ---------  -----------  ---------  -----------   -----------    ---------

            Balance
     March 31, 2001  1,000  $896,444   27,658,534   $276,586   $6,417,051   $183,770   $ (137,979)  $(7,661,964)   $(26,092)
                     ====== ========  ===========  =========  ===========  =========  ===========   ============   =========




PART I.  Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001 the Company had cash of $315,388. During the three months ended March 31, 2001, the Company repaid an officer $39,000 related to working capital previously advanced to the Company. The Company anticipates financing its operations from net cash flow from operations and third party financing. The Company intends to explore all options available to it with respect to such potential financing.


RESULTS OF OPERATIONS

Revenue

         The Company's revenues for the three months ended March 31, 2001 were $57,453 compared to $96,099 for the three months ended March 31, 2000. Essentially all of this revenue was derived from procedures performed by licensees of CITA Americas, Inc. The decrease in revenues was primarily due to fewer patients being treated while the Company continues its efforts to rebuild following the termination of a number of physician license agreements during the year 2000, while the Company's patent covering the UROD(R) process remained pending. The patent was issued on August 15, 2000 and assigned to the Company in November. The Company's management believes that the issuance of the UROD patent puts the Company in a position of strength with regard to earlier patent recipients with inferior claims and will assist the Company in its efforts to add new licensee facilities and medical professionals.

Cost of Revenue

         The Company's cost of revenues for the three months ended March 31, 2001 was $38,325 compared to $46,297 for the three months ended March 31, 2000. This resulted in a gross profit of $19,128 for the three months ended March 31, 2001, or a gross profit margin of approximately 33 percent. The gross profit for the three months ended March 31, 2000 was $49,802, or a gross profit margin of approximately 52%.


Other Operating Expenses

         General and administrative expenses for the three months ended March 31, 2001 were $570,183 compared to $219,845 for the three months ended March 31, 2000. The increase of $350,644 was primarily due to the Company's expanding employee base following resolution of the patent issue and legal and accounting expenses in connection with the dispute with Aviation Industries, Corporation, and the restructuring of the Company, generally, during the three months ended March 31, 2001.

         The Company incurred depreciation and amortization expenses of $109,828 for the three months ended March 31, 2001 as compared to $30,212 for the three months ended March 31, 2000. This increase is due primarily to the fact that the Company commenced amortizing its web site development costs on January 1, 2001.

         The sum of the above resulted in a net loss of $660,883 for the three months ended March 31, 2001 as compared to a net loss of $200,188 for the three months ended March 31, 2000.


PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

      (a) No exhibits provided.

         (b) The Company filed no reports on Form 8-K during the three months ended March 31, 2001.

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



                                   CITA Biomedical, Inc.

                                  (Registrant)

DATE: May 18, 2001                 BY:/s/Joseph Dunn
                                   ------------------------------------
                                   Joseph Dunn
                                   President, Chief Executive Officer
                                   and Chief Financial Officer