Form 10QSB
period 2001-06-30
CITA BIOMEDICAL INC
filed 2001-08-20
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2001            Commission File Number 0-109659
                  -------------                                   --------



                              CITA BIOMEDICAL, INC.
             (Exact name of registrant as specified in its charter)


         COLORADO                                  93-0962072
         --------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



9025 Wilshire Blvd. Suite 301, Beverly Hills, CA                    90211
------------------------------------------------                    -----
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
Yes    ____X_____        No  _________
           -


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value                       33,735,372
----------------------------                       ----------
               Class               Number of shares outstanding at June 30, 2001

     PART I. Item 1. FINANCIAL INFORMATION
     -------        ----------------------

                              CITA BIOMEDICAL, INC.

                      Condensed Consolidated Balance sheet
                                   (Unaudited)

                                  June 30, 2001

     Assets
     Current assets:
            Cash.............................................                                  $     287,614
            Employee advances................................                                          4,500
            Prepaid expenses.................................                                         26,441
                                                                                    -----------------------------
                                         Total current assets                                        318,555

     Property and equipment, net..........................                                           698,660
     Intangible assets, net...............................                                           763,213
     Deposits.............................................                                            35,739
                                                                                    -----------------------------

                                                                                               $   1,816,167
                                                                                    =============================

     Liabilities and Shareholder's Deficit
     Current liabilities:
            Accounts payable and accrued liabilities.........                                  $   1,399,837
            Line of credit...................................                                         92,575
            Short-term loans.................................                                        350,804
            Advances payable to officer (Note B).............                                        142,454
                                                                                    -----------------------------
                                         Total current liabilities                                 1,985,669
                                                                                    -----------------------------

     Shareholder's deficit (Note C):
            Preferred stock..................................                                        896,444
            Common stock.....................................                                        337,353
            Additional paid-in capital.......................                                      6,961,157
            Stock options....................................                                        183,770
            Deferred compensation............................                                       (137,979)
            Accumulated deficit..............................                                     (8,410,248)
                                                                                    -----------------------------
                                         Total shareholder's deficit                                (169,503)
                                                                                    -----------------------------

                                                                                               $   1,816,167
                                                                                    =============================


                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                         ---------------------------------------------------------------------------------
                                                  2001                 2000                 2001              2000
                                         ---------------------------------------------------------------------------------
Sales and revenues, net                           $  142,030         $  144,384            $  199,483       $  212,891
Cost of sales and revenues                           (88,360)          (102,643)             (126,685)        (142,475)
                                         ---------------------------------------------------------------------------------
                             Gross profit             53,670             41,741                72,798           70,416

Operating expenses:
 General and administrative                          728,399            223,359             1,298,582          390,516
 Depreciation                                        109,828             30,212               219,656           60,626
                                         ---------------------------------------------------------------------------------
                 Total operating expenses            838,227            253,571             1,518,238          451,142
                                         ---------------------------------------------------------------------------------
                     Loss from operations           (784,557)          (211,830)           (1,445,440)        (380,726)
                                         ---------------------------------------------------------------------------------

Interest expense                                      (1,627)                 -                (3,330)               -
Gain on accounts payable write off                    32,233                  -                32,233                -
Interest income                                        5,667                116                 12,813             226
                                         ---------------------------------------------------------------------------------
                 Loss before income taxes           (748,284)          (211,714)            (1,403,724)       (380,500)

Provision for income taxes                                 -                  -                      -               -
                                         ---------------------------------------------------------------------------------

                                 Net loss        $  (748,284)        $ (211,714)           $(1,403,724)      $(380,500)
                                         =================================================================================

Basic and diluted loss per common share             $(0.02)        $     (0.03)                $(0.05)   $    (0.05)
                                         =================================================================================
 Basic and diluted weighted average               30,696,953            7,766,662        28,953,997          7,766,662
 common shares outstanding
                                         =================================================================================

           See accompanying notes to consolidated financial statements

                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                               ------------------------------------------------------
                                                                          2001                       2000
                                                               ------------------------------------------------------
                          Net cash used in operating activities        $    (1,175,260)             $    (304,796)
                                                               ------------------------------------------------------

         Cash flows from investing activities:
          Equipment purchases................                                   (4,219)                    (5,911)
                                                               ------------------------------------------------------
                          Net cash used in investing activities                 (4,219)                    (5,911)
                                                               ------------------------------------------------------

         Cash flows from financing activities:
          Proceeds from line of credit......                                    92,575                          -
          Proceeds from sale of common stock                                   977,280                          -
          Repayment of officer's advances (Note
          B)...........................                                        (75,647)                         -
          Proceeds from working capital
          advances...........................                                        -                    321,093
                                                               ------------------------------------------------------
                      Net cash provided by financing activities                994,208                    321,093
                                                               ------------------------------------------------------

         Net change in cash.................                                  (185,271)                    10,386
         Cash, beginning of period..........                                   472,885                          -
                                                               ------------------------------------------------------

                                            Cash, end of period        $       287,614            $        10,386
                                                               ======================================================

         Supplemental disclosure of cash flow information: Cash paid during the period for:
          Interest..........................                             $           -               $          -
                                                               ======================================================
          Income taxes......................                             $           -               $          -
                                                               ======================================================

           See accompanying notes to consolidated financial statements

                              CITA BIOMEDICAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note A:  Basis of presentation

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual Form 10-KSB report dated December 31, 2000 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

The Company emerged from the development stage during the year ended December 31, 2000.

Note B:  Related party transactions

During the six months ended June 30, 2001, the Company repaid an officer $75,647 related to working capital previously advanced to the Company. As of June 30, 2001, the remaining balance owed to the officer totaled $142,454, which is included in the accompanying condensed consolidated balance sheet as advances payable to officer.

Note C: Shareholders' Deficit

During the six months ended June 30, 2001, the Company sold 9,562,751 shares of its $.01 par value common stock for $977,280. ($.10 per share).

Note D: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2001 resulting in deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $0 in income taxes.

Note E:  Shareholders' Deficit

                  Condensed Consolidated Shareholders' Deficit
                                   (unaudited)
                        January 1, 2001 to June 30, 2001



                          Preferred Stock       Common Stock        Additional
                          ---------------       ------------        Paid-in        Stock        Deferred   Accumulated
                      Shares    Amount     Shares      Par Value    Capital       Options     Compensation   Deficit       Total
                      ------    ------     ------      ---------    -------       -------     ------------   -------       -----

Balance, January
1, 2001........         1,000   $896,444   24,172,621    $241,727    $6,079,504     $183,770   $(137,979)   $(7,006,524)  $256,942

Sale of common
stock ($.10 per
share)......                -          -    9,562,751      95,627       881,652            -           -              -    977,279

Net loss for the six
months ended June 30,
2001.......                 -          -            -           -             -            -           -     (1,403,724)(1,403,724)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
                        1,000   $896,444   33,735,372    $337,354    $6,961,156     $183,770   $(137,979)   $(8,410,248) $(169,503)
  Balance, June 30,
               2001
----------------------------------------------------------------------------------------------------------------------------------


PART I.  Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001 the Company had cash of $287,614. During the six months ended June 30, 2001, the Company repaid an officer $75,647 related to working capital previously advanced to the Company. The Company anticipates financing its operations from net cash flow from operations and third party financing. The Company intends to explore all options available to it with respect to such potential financing.


RESULTS OF OPERATIONS

Revenue

         The Company's net revenues for the three months ended June 30, 2001 were $142,030, or 241 percent of first quarter revenues, which totaled $57,453. Net revenues for the six months ended June 30, 2001 were $199,483 compared to $212,891 for the six months ended June 30, 2000. Essentially all of this revenue was derived from procedures performed by physicians licensed to perform the Company's patented UROD(R) process. The second quarter revenues represent a substantial increase in the number of procedures performed between the first and second quarters of 2001, and the Company's management believes that increase constitutes a significant step in the Company's recovery following termination of several physician license agreements during 2000. The Company expects to see its revenues from UROD procedures continue to increase substantially on a quarter-by-quarter basis, although not at the same rate experienced in the last quarter.

Cost of Revenue

         The Company's cost of revenues for the three months ended June 30, 2001 was $88,360, compared to $38,325 in the first quarter. The gross profit for the second quarter was $53,670, for a gross profit margin of 38 percent. This compares to a gross profit margin of 50 percent for the first quarter.

         The cost of revenues for the six months ended June 30, 2001 was $126,685 compared to $142,475 for the six months ended June 30, 2000. This resulted in a gross profit of $72,798 for the six months ended June 30, 2001, for a gross profit margin of approximately 36 percent. The gross profit for the six months ended June 30, 2000 was $70,416, for a gross profit margin of approximately 33 percent.

Other Operating Expenses

         General and administrative expenses for the three months ended June 30, 2001 were $728,399, or 128% of general and administrative expenses during the first quarter of 2001. The Company incurred additional expenses during the second quarter relating to (1) legal fees to resolve several threatened disputes, (2) increases in advertising and marketing expenditures targeting the market for the Company's UROD procedure, and (3) installing a new accounting and statistical information management software system. The Company does not expect to incur increased expenses relating to any of these items during the remainder of 2001.

         General and administrative expenses during the six months ended June 30, 2001 totaled $1,298,582 compared to $390,516 for the six months ended June 30, 2000. In addition to the expenses described above, the Company incurred significant expenses compared to the first half of 2000 due to its expanded employee base during rebuilding efforts in late 2000 and early 2001. The Company is in process of cutting overhead expenses and expects that general and administrative expenditures will decrease in the second half of 2001.

         The Company incurred depreciation and amortization expenses of $219,656 for the six months ended June 30, 2001 as compared to $60,626 for the six months ended June 30, 2000. This increase is due primarily to the fact that the Company commenced amortizing its web site development costs on January 1, 2001.

         The sum of the above resulted in a net loss of $1,403,724 for the six months ended June 30, 2001 as compared to a net loss of $380,500 for the six months ended June 30, 2000.


FINANCIAL CONDITION

         The Company has experienced losses since 1994. Although revenues have increased signficantly during the three months ended June 30, 2001, expenses continue to exceed revenues. Despite additional capital raised through the sale of shares of the Company's Common Stock, the Company's financial statements show a negative net worth at June 30, 2001. In the aggregate, these indicators raise concerns about the Company's ability to continue as a going concern, although management believes that cost cutting, revenue expansion and financing activities in combination will enable the Company to continue and achieve a positive cash flow from operations during the year 2002.

         The Company is actively pursuing new operating centers and alliances with other organizations in the addiction treatment field, which management believes will provide positive working capital. There is no assurance that such efforts will be fruitful, or that they will provide sufficient working capital.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  No response required.


Item 2. Sales of Securities. During the six months ended June 30, 2001, the Company sold 9,562,751 shares of its Common Stock for an aggregate price of $977,280.

The securities were offered and sold pursuant to Regulation S under Section 4(2) of the Securities Act of 1933, as amended, to private individuals outside the United States. No underwriter was engaged in connection with the offer or sale of the securities.

Items 3 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

      (a) No exhibits provided.

         (b) The Company filed no reports on Form 8-K during the six months ended June 30, 2001.



SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended June 30, 2001 and 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CITA Biomedical, Inc.

                                  (Registrant)

DATE: May 17, 2001                 BY:/s/Joseph Dunn
                                   ------------------------------------
                                   Joseph Dunn
                                   President, Chief Executive Officer
                                   and Chief Financial Officer