Form 10QSB
period 2001-09-30
CITA BIOMEDICAL INC
filed 2001-11-19
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001          Commission File Number 0-109659
                  ------------------                                 --------



                              CITA BIOMEDICAL, INC.
             (Exact name of registrant as specified in its charter)


         COLORADO                                  93-0962072
         --------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



9025 Wilshire Blvd. Suite 301, Beverly Hills, CA                    90211
------------------------------------------------                    -----
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
Yes    ____X_____        No  _________
           -


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value                 37,881,028
----------------------------                 ----------
                  Class       Number of shares outstanding at Sep. 30, 2001

PART I - FINANCIAL INFORMATION                                          Page
 Item 1.  Financial Statements

Condensed consolidated balance sheet, September 30, 2001 (Unaudited)......3

Condensed consolidated statements of operations, three and nine months
  September 30, 2001 (Unaudited) and 2000 (Unaudited).....................4

Condensed consolidated statements of cash flows, nine months ended
  September 30, 2001 (Unaudited) and 2000 (Unaudited).....................5

Notes to condensed consolidated financial statements (Unaudited)..........6

Item 2.  Management's Discussion and Analysis.............................8

Part II - Other Information...............................................9

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures...............................................................12

FORM 10-QSB
3RD QUARTER

                              CITA BIOMEDICAL, INC.

     PART I. Item 1. FINANCIAL INFORMATION
     -------        ----------------------

                              CITA BIOMEDICAL, INC.

                      Condensed Consolidated Balance sheet
                                   (Unaudited)

                               September 30, 2001

     Assets
     Current assets:
            Cash.............................................                                  $     294,970
            Employee advances................................                                          4,500
            Prepaid expenses.................................                                         19,969
                                                                                    -----------------------------
                                         Total current assets                                        319,439

     Property and equipment, net..........................                                           630,809
     Intangible assets, net...............................                                           723,213
     Deposits.............................................                                            35,739
                                                                                    -----------------------------

                                                                                               $   1,709,200
                                                                                    =============================

     Liabilities and Shareholder's Deficit
     Current liabilities:
            Accounts payable and accrued liabilities.........                                  $   1,743,154
            Line of credit...................................                                         95,009
            Short-term loans.................................                                        350,804
            Advances payable to officer (Note B).............                                        142,454
                                                                                    -----------------------------
                                         Total current liabilities                                 2,331,421
                                                                                    -----------------------------

     Shareholder's deficit (Note D):
            Preferred stock..................................                                        896,444
            Common stock.....................................                                        346,530
            Additional paid-in capital.......................                                      7,077,436
            Stock options....................................                                        183,770
            Deferred compensation............................                                       (137,979)
            Accumulated deficit..............................                                     (8,988,422)
                                                                                    -----------------------------
                                         Total shareholder's deficit                                (622,221)
                                                                                    -----------------------------

                                                                                               $   1,709,200
                                                                                    =============================


                       See accompanying notes to unaudited
                   condensed consolidated financial statements

                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended                       Nine Months Ended
                                                       September 30,                            September 30,
                                         ---------------------------------------------------------------------------------
                                                  2001                 2000                 2001              2000
                                         ---------------------------------------------------------------------------------
Sales and revenues, net                          $    96,000         $   25,250            $  295,483       $  238,141
Cost of sales and revenues                           (58,560)           (18,017)             (185,245)        (160,492)
                                         ---------------------------------------------------------------------------------
                             Gross profit             37,440              7,233               110,238           77,649

Operating expenses:
 General and administrative                          507,588            284,962             1,806,170          675,478
 Depreciation                                        107,852             31,711               327,508           92,337
                                         ---------------------------------------------------------------------------------
                 Total operating expenses            615,440            316,673             2,133,678          767,815
                                         ---------------------------------------------------------------------------------
                     Loss from operations           (578,000)          (309,440)           (2,023,440)        (690,166)
                                         ---------------------------------------------------------------------------------

Interest expense                                      (1,745)                 -                (5,075)               -
Gain on accounts payable write off                         -                  -                32,233                -
Interest income                                        1,571                170                 14,384             396
                                         ---------------------------------------------------------------------------------
                 Loss before income taxes           (578,174)          (309,270)            (1,981,898)       (689,770)

Provision for income taxes                                 -                  -                      -               -
                                         ---------------------------------------------------------------------------------

                                 Net loss        $  (578,174)          (309,270)           $(1,981,898)      $(689,770)
                                         =================================================================================

Basic and diluted loss per common share         $     (0.02)        $    (0.03)           $     (0.06)     $    (0.08)
                                         =================================================================================
 Basic and diluted weighted average               35,808,200         10,322,382          32,400,702          8,618,569
 common shares outstanding
                                         =================================================================================





                       See accompanying notes to unaudited
                   condensed consolidated financial statements

                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                               ------------------------------------------------------
                                                                          2001                       2000
                                                               ------------------------------------------------------
                          Net cash used in operating activities        $    (1,110,522)           $      (690,655)
                                                               ------------------------------------------------------

         Cash flows from investing activities:
          Payments for web site development..                                        -                   (232,962)
          Patent............................                                         -                          -
          Equipment purchases................                                   (4,219)                    (5,911)
                                                               ------------------------------------------------------
                          Net cash used in investing activities                 (4,219)                  (238,873)
                                                               ------------------------------------------------------

         Cash flows from financing activities:
          Proceeds from line of credit......                                    95,009                          -
          Proceeds from sale of common stock                                 1,102,735                  1,063,607
          Repayment of officer's advances (Note
          B)...........................                                        (75,647)                         -
          Proceeds from working capital
          advances...........................                                        -                    413,061
                                                               ------------------------------------------------------
                      Net cash provided by financing activities              1,122,097                  1,476,668
                                                               ------------------------------------------------------

         Net change in cash.................                                     7,356                    547,140
         Cash, beginning of period..........                                   287,614                          -
                                                               ------------------------------------------------------

                                            Cash, end of period        $       294,970            $       547,140
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
                                                               ======================================================



                       See accompanying notes to unaudited
                   condensed consolidated financial statements

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

Note B:  Related party transactions

During the nine months ended September 30, 2001, the Company repaid an officer $75,647 related to working capital previously advanced to the Company. As of September 30, 2001, the remaining balance owed to the officer totaled $142,454, which is included in the accompanying condensed consolidated balance sheet as advances payable to officer.

Note C: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2001 resulting in a deferred tax asset, which was fully allowed for by a valuation allowance; therefore, the net benefit and expense resulted in $-0- of income taxes.


Note D: Stockholders' Deficit

During the nine months ended September 30, 2001, the company sold 10,480,335 shares of its $.01 par value common stock for $1,102,735. ($.10 per share).





                        Preferred Stock      Common Stock
                        ---------------      ------------          Paid-in        Stock       Deferred    Accumulated
                    Shares    Amount      Shares      Par Value    Capital       Options    Compensation    Deficit       Total
                    ------    ------      ------     ---------    -------        -------    ------------    -------       -----

Balance, January
1, 2001........       1,000   $896,444    24,172,621   $241,727    $6,079,504     $183,770    $(137,979)    $(7,006,524)   $256,942

Sale of common
stock ($.10 per
share)......              -          -    10,480,335    104,803       997,932            -            -               -   1,102,735

Net loss for
the nine
months ended
Sept. 30,
2001.......               -          -             -          -             -            -            -      (1,981,898) (1,981,898)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                      1,000   $896,444    34,652,956   $346,530    $7,077,436     $183,770    $(137,979)    $(8,988,422)  $(622,221)
Balance, September
30, 2001
------------------------------------------------------------------------------------------------------------------------------------



PART I.  Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001 the Company had cash of $294,970. During the six months ended September 30, 2001, the Company repaid an officer $75,647 related to working capital previously advanced to the Company. All of such money was repaid during the first six months of 2001. The Company anticipates financing its operations from net cash flow from operations and third party financing. The Company intends to explore all options available to it with respect to such potential financing.


RESULTS OF OPERATIONS

Revenue

         The Company's net revenues for the nine months ended September 30, 2001 were $295,483 compared to $238,141 for the nine months ended September 30, 2000. Essentially all of this revenue was derived from procedures performed by physicians licensed to perform the Company's patented UROD(R) process. Of such revenue, $96,000, or 32 percent, was derived from operations in the three months ended September 30, 2001. Net revenues for the three months ended June 30, 2001 were $142,030. Although revenues increased during the third quarter relative to the same time period in 2000, revenues decreased by 33% between the second and third quarters of 2001. Although, a portion of this decrease is attributable to ordinary seasonal decreases such as the Company has experienced annually since it began licensing the UROD procedure, the bulk of the decrease is due to the Company's inability to effectively market the UROD procedure resulting from a severe cash shortage.


Cost of Revenue

         The Company's cost of revenues for the three months ended September 30, 2001 was $58,560, compared to $88,360 during the second quarter of 2001. The resulting gross profit for the third quarter was $37,440, for a gross profit margin of 39 percent. The gross profit for the three months ended June 30, 2001 was $53,670, for a gross profit margin of approximately 38 percent. Despite the decrease in revenues during the third quarter, the Company was able to maintain approximately the same gross profit margin relative to the second quarter by aggressively managing its costs, including staff reductions.

         The Company's cost of revenues for the nine months ended September 30, 2001 was $185,245 compared to $160,492 for the nine months ended September 30, 2000. This resulted in a gross profit of $110,238 for the nine months ended September 30, 2001, for a gross profit margin of approximately 37 percent. The gross profit for the nine months ended September 30, 2000 was $77,649, for a gross profit margin of approximately 33 percent.

Other Operating Expenses

         General and administrative expenses for the three months ended September 30, 2001 were $507,588 compared to $728,399 for the three months ended June 30, 2001. The reduction was due primarily to cost savings achieved by the Company through staff reductions.

         General and administrative expenses for the nine months ended September 30, 2001 were $1,806,170 compared to $675,478 for the nine months ended September 30, 2000. The increase of $1,130,692 occurred principally as a result of increases in the Company's employee base in late 2000 and early 2001.

         The Company incurred depreciation and amortization expenses of $327,508 for the nine months ended September 30, 2001 as compared to $92,337 for the nine months ended September 30, 2000. This increase is due primarily to the fact that the Company commenced amortizing its web site development costs on January 1, 2001. Depreciation and amortization expenses for the three months ended September 30, 2001 were $107,852, compared to $109,828 for the three months ended June 30, 2001.

         The sum of the above resulted in a net loss of $1,981,898 for the nine months ended September 30, 2001 as compared to a net loss of $689,770 for the nine months ended September 30, 2000. The net loss recorded for the third quarter of 2001 was $578,174, compared to a net loss of $748,284 for the second quarter of 2001.


FINANCIAL CONDITION

         The Company has experienced losses since 1994, and expenses continue to exceed revenues. Despite additional capital raised through the sale of shares of the Company's Common Stock, the Company's financial statements show a negative net worth for the period ended September 30, 2001. Although the Company has agreed in principle to the terms of an agreement to purchase technology which will permit the Company to enter new markets, in the aggregate, these financial indicators raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is actively pursuing new operating centers and alliances with other organizations in the addiction treatment field, which management believes will provide positive working capital. In addition, the Company has settled a longstanding dispute with the previous owners of the UROD technology, and has negotiated to acquire certain technology for treatment of persons addicted to nicotine through smoking. The Company believes that these two factors will make the Company more attractive to prospective investors and business partners. There is no assurance, however, that outside parties will share this view, or that the Company will be successful in raising sufficient additional capital to capitalize on the opportunities presented.

PART II - OTHER INFORMATION

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) with respect to future events, the outcome of which is subject to certain risks.

Item 1:  LEGAL PROCEEDINGS - DISPUTE WITH AVIATION INDUSTRIES, INC.

The Company has settled a dispute arising from the 1998 transaction pursuant to which the Company acquired its now wholly-owned subsidiary, CITA Americas, Inc., together with the UROD process for rapid opiate detoxification. Following completion of that transaction, the Company learned that certain material misrepresentations had been made regarding, among other things, the existence of a patent on the UROD process. Such misrepresentations caused the Company to expend considerable resources to prosecute the patent, which was ultimately obtained in August, 2000, and to pursue infringers of the patent.

Pursuant to the 1998 transaction, the seller of CITA Americas, Inc., Aviation Industries Inc., received 1,000 shares of the Company's Series A Preferred Stock. Such stock was convertible into up to 2,200,000 shares of Common Stock. In addition, the holders of such stock had the right to elect two members of the Company's Board of Directors, although such right was never exercised.

Pursuant to the settlement agreement, the parties have agreed that the Company will cancel the shares of Series A Preferred Stock issued to Aviation Industries, and will issue to Aviation Industries 400,000 shares of the Company's Common Stock. The parties further released one another from all further liabilities, known and unknown, relating to the sale of CITA Americas, Inc. and the UROD technology.

The Company believes that resolution of this dispute will free it to pursue new business opportunities more easily. In particular, the settlement resolves lingering questions as to the potential dilution to shareholders resulting from conversion to Common Stock of the Series A Preferred Stock held by Aviation Industries. The settlement will also permit the Company to propose persons for election by shareholders to the Board of Directors without concern for the Board of Director seats formerly reserved for election by the Series A Preferred Stock.


Item 2.  Sales of Securities.

During the nine months ended September 30, 2001, the Company sold 10,480,335 shares of its Common Stock for an aggregate price of $1,207,539.

The securities were offered and sold pursuant to Regulation S under Section 4(2) of the Securities Act of 1933, as amended, to private individuals outside the United States. No underwriter was engaged in connection with the offer or sale of the securities.


Item 3 - 4:  No response required.

Item 5: Other Information

ACQUISITION OF ALTERNATIVE TOBACCO PRODUCTS, INC.

         The Company has reached an agreement in principle to acquire Alternative Tobacco Products, Inc. ("AltPro"), a developer of products to assist individuals addicted to nicotine from cigarettes and other tobacco-related products. The acquisition will expand the Company's range of substance dependence treatments into the area of nicotine dependence. The company anticipates that AltPro's current nicotine treatments and tobacco alternatives will, subject to the Company's ability to obtain sufficient capital to promote the AltPro products, have an impact on the Company's revenues while simultaneously giving the Company an entree into a vast new market for tobacco-cessation products. The U.S. market for nicotine dependence treatments and products is currently estimated at $5 Billion. Worldwide, the Company estimates that the market could exceed $25 Billion.

Founded in 1985 and incorporated in 2000, AltTPro is a provider of innovative, patented proprietary treatments for nicotine dependence. AltTPro currently offers products under the names CigArrest(R) and Smokers Choice(R), and has treated over 3.5M users worldwide.

The Company will continue to offer AltPro products through existing sales channels as well as CubeCentral.com, CITA's Web-based community portal. The portal was created to provide a host of products, support and services designed to aid addicts and recovering addicts, as well as family, friends and professionals, who may be affected by addiction and addiction recovery. AltPro's President and CEO, John Bancroft, will become an employee of the Company, and will lead the Company's efforts in the nicotine addiction treatment market.

The Company will need to obtain significant outside capital in order to market the AltPro products to any significant degree, or to develop additional products based on AltPro's proprietary technology. The Company is currently in discussion with potential funding sources, and although there can be no guarantee that any of these discussions will result in funding to the Company sufficient to support development of the opportunities presented by the AltPro acquisition, the Company is hopeful that the AltPro acquisition will enhance the Company's prospects and facilitate capital raising activities.

The Company and AltPro are currently working to complete certain administrative measures prior to closing the transaction, and estimate that the transaction should be complete within 90 days. The parties believe that all necessary actions will be completed in timely fashion, and intend to proceed in the interim as if the transaction had been completed.



Item 6 - Exhibits and reports on Form 8-K.

(a)      No exhibits provided.

(b) The Company filed no reports on Form 8-K during the nine months ended September 30, 2001.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2001 and 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     CITA Biomedical, Inc.

                                                     (Registrant)

DATE: November 19, 2001                               BY:/s/Joseph Dunn
                                                     ---------------------------
                                                     Joseph Dunn
                       President, Chief Executive Officer
                           and Chief Financial Officer