Form 10KSB
period 2001-12-31
CITA BIOMEDICAL INC
filed 2002-04-15
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2001
                                                       -----------------
                          Commission File No. 0-109659

                              CITA BIOMEDICAL, INC.

            COLORADO                                            93-0962072
- -------------------------------                             -----------------
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

Yes __X___      No_____


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part M of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Issuer's revenues for the most recent fiscal year: $412,157.

The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $5,215,375. The aggregate market value was based upon the closing price for the shares of common stock as reported by NASDAQ as of December 28, 2001, the last trading day of the year.

Number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001: 40,118,270 shares of common stock and 0 shares of preferred stock.

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

         A dispute arose between the Company and Aviation Industries, Inc. concerning the conversion formula as well as other matters relating to the original Stock Purchase Agreement relating to the acquisition of CITA Americas, Inc. from Aviation Industries, Inc. In reporting its fully diluted Common Stock, the Company has previously reported 2.2 million shares issuable upon the conversion of the Preferred Stock. However, the Company reached an agreement with Aviation Industries, Inc. as of May 1, 2001 whereby the all outstanding shares of the Preferred Stock were converted to 400,000 shares of Common Stock.

         CITA Americas, Inc. operates as a wholly owned subsidiary of CITA Biomedical, Inc. and is in the business of providing the technology, information, and administrative services necessary to the treatment and rapid detoxification of persons addicted to opiate based drugs whether natural or synthetic (i.e., Methadone, Heroin, Codeine, Demerol, and Percocet).

         The Company currently has an agreement with Centinela Hospital in Los Angeles, California whereby Centinela Hospital is licensed to treat patients using proprietary UROD(R) (Ultra Rapid Opiate Detoxification) technology. The Company is currently negotiating with other hospitals and medical facilities to establish additional treatment centers both for UROD treatments and a new set of treatments for cocaine and alcohol dependency, as described below, although it has not yet received full Federal regulatory approval of those treatment programs.

         In November, 2001, the Company entered an agreement with CITA S.L., a Spanish company operated by Dr. Juan Jose Legarda, the developer of CITA's UROD opiate addiction treatment program, whereby CITA acquired from CITA S.L. a license to certain technology, known as Detoxification and NeuroAdaptatoin ("DNA"),developed for the purpose of detoxifying persons habituated to alcohol and cocaine, as well as a neuron adaptation process designed to "reset" the nervous system of a habituated alcohol or cocaine user to its pre-habituation state. The Company believes that, provided it can obtain capital to permit it to implement the new technology, this license represents a major step in the Company's efforts to become a leading provider of products and services for the treatment of a wide variety of chemical addictions.

         Also in November, 2001, the Company acquired Alternative Tobacco Products, Inc. ("AltPro"), a developer of products to assist individuals addicted to nicotine from cigarettes and other tobacco-related products. The acquisition expands the Company's range of substance dependence treatments into the area of nicotine dependence. The Company anticipates that AltPro's current nicotine treatments and tobacco alternatives will, subject to the Company's ability to obtain sufficient capital to promote the AltPro products, have an impact on the Company's revenues while simultaneously giving the Company an entree into a vast new market for tobacco-cessation products.

B.       The Business of the Company

         Products

         The Company's current product offering consists primarily of UROD(R), which stands for Ultra Rapid Opiate Detoxification. This revolutionary procedure offers successful detoxification from heroin, methadone and other opiate based drugs, including pharmaceuticals, to addicted individuals without the typical elongated painful withdrawal discomfort. The UROD procedure has been approved as an accepted treatment method by the American Society of Addictive Medicine. Through year end 2001, over six thousand addicted persons have been successfully treated with the UROD procedure. Patients are successfully detoxified in 4 - 6 hours with a typical hospital stay of 24 hours. Patients are put under anesthesia and are given FDA approved opiate antagonist drugs, which displace the opiates at the receptor level. The UROD(R) procedure helps to reset the natural state of the body's receptors.

         In November 2001 the Company announced a new family of treatments based on the DNA process, a new technology that provides revolutionary treatment for people who are substance dependent. The DNA process establishes a new treatment regiment in the fight against the disease of substance dependency. Historically the disease of addiction has been treated only through behavioral intervention, but the DNA process provides a solution for treating the physiological and psychological components of this devastating condition. By providing successful detoxification solutions that reduce the time, severity, pain and cost associated with withdrawal, DNA process allows the patient to concentrate on returning to a productive level of functioning in just hours.

         Substance abuse impedes normal neural functioning of the brain and body systems as a whole, not only resulting in cravings but potentially serious or even life-threatening withdrawal symptoms. The DNA process reduces or eliminates cravings while regulating the neural functioning. PET scans taken within days of the DNA process demonstrate metabolic normalization of frontal, parietal and temporal lobes of the brain. Completion rates for the DNA process far exceed standard detoxification solutions; approaching a 100% completion rate. In its first nine months of use the DNA for Addictions treatments have had a relapse rate that averages less than half of the relapse rates for people treated for substance dependence by other means.

         The following treatments from the DNA for Addictions family have been announced and are described below: DNA for Alcohol, DNA for Cocaine, DNA for Crack Cocaine, and DNA for Alcohol and Cocaine.

         DNA for Alcohol: Currently, over 735,000 patients in the United States seek medical assistance for alcohol abuse every year. the Company has developed a Detoxification and NeuroAdaptation for Alcohol (DNA for Alcohol) process that cleanses the body in a 2 day period, during which time alcohol is purged from the patient's body under rigorous and intensive medical supervision. Withdrawal symptoms are treated and suppressed during the detoxification procedure and immediately after it, ensuring the most comfortable transition for the patient possible. In its first nine months of use DNA for Alcohol has a relapse rate of less than 25%, this is in contrast with the close to 75% relapse rate for people treated for alcoholism by other means. $8,000 per treatment. Patents pending.

         DNA for Cocaine and Crack Cocaine: There are over 237,000 patients in the United States who seek medical assistance for cocaine abuse every year. the Company has developed a Detoxification and NeuroAdaptation for Cocaine (DNA for Cocaine) offering that cleanses the body in a 2 day period, during which time cocaine is purged from the patient's body under rigorous and intensive medical supervision. Withdrawal symptoms are treated and suppressed during the detoxification procedure and immediately after it, ensuring the most comfortable transition for the patient possible. In its first nine months of use DNA for Cocaine and Crack Cocaine has a relapse rate of less than 25%. This is in contrast to the close to 70% relapse rate for people treated for cocaine and crack cocaine addiction by other means. Crack cocaine use makes up about one third of all cocaine use yet it constitutes over 67% of all cocaine users who seek treatment for substance abuse. $8,000 per treatment. Patents pending.

         DNA for Poly-drug: Over half of all people who seek treatment for substance dependency are poly-drug users. DNA for Alcohol and Cocaine is the first poly-drug treatment to be released in our new family of treatments, DNA for Addictions. In the past successful treatment of poly-drug use has been difficult and most treatment programs have not been designed to address poly-drug use. With DNA for Poly-drug the patient treated derives all the benefits of the single drug user in the same treatment time. A significant percent of patients treated for substance dependency are dependent on multiple substances. For instance 43% of patients treated for alcohol dependency have a secondary drug dependency. This procedure is an inherent part of any DNA procedure and it can also be administered during a UROD procedure. In the past many patients using other substances, like cocaine were ineligible for UROD. This procedure eliminates the opiates only requirement and therefore increases the UROD market. Patents pending.

         Flexible Intensity Treatment (FIT): Following the DNA and UROD procedures, the patient is initiated into continuing care, a long-term program consisting of flexible intensity treatment based on The American Society of Addiction Medicines Patient Placement Criteria and the patient's ongoing needs in the areas of his/her physical, mental, and spiritual life. By providing the patient with a relapse-prevention medication (UROD patients only) and an aftercare program built on the solid foundation of an abstinence-based "twelve-step" model of recovery, the patient is offered the best possible chance at ongoing, continued persistent recovery.

         The Company is in discussions with several hospitals regarding the provision of DNA treatments for alcohol and cocaine dependency. The latter program offers dual benefits insofar as it may be used as a standalone procedure, or in conjunction with UROD to treat patients dependent both on cocaine and opiate drugs. The Company's licensed facilities are currently unable to treat opiate addicts who test positive for cocaine as well.

         The market for an effective alcohol treatment program is far larger than that for either opiates or cocaine. The principal advantage of the Company's alcohol treatment program over existing programs is that it can "reset" the brain's neurological function in order to prevent or ease the cravings experienced by many recovering alcoholics.

         Through its acquisition of AlTPro, the Company has also gained several currently available treatments for nicotine dependence in various forms. KicBac(TM) and ChewZ(TM), consist of non-nicotine smokeless alternative tobacco products with compositions that mimic the tactile feel and taste of most popular smokeless tobacco brands. Another product, CigArrestTM, is non-nicotine based smoking cessation system combining medications and behavioral therapy
(Biohavioral) designed to help motivated smokers who want or need to quit smoking. This product is comparable to nicotine gum or patches, but without the nicotine. Another product, Smoker's Choice(TM), is a non-nicotine based product (mints and gum) providing relief from withdrawal for smokers who wish to smoke but are unable to because of workplace, governmental or other restrictions (e.g. on airplane flights). All of these products are currently available to the public.

         Staff

         The Company currently has a total of eleven staff members. These include two Certified Addiction Counselors, and one person with a Masters Degree in Psychology and significant work completed for her Doctorate.


         The Market

         Opiates occur naturally as alkaloids in the opium poppy, or they can be imitated synthetically. Collectively, all of these highly addictive drugs are known as opioids. Of the twenty alkaloids contained in opium, only morphine and codeine remain in clinical use. Heroin (diacetylmorphine), the other major natural opiate-derived drug, was first introduced 1898, and it was widely prescribed as a cure for morphine addiction. Since the 1960's, synthetic methadone has been heralded as a cure or palliative (depending upon point of view) for heroin addiction. Most recently, a two-drug substitute for methadone has evolved using Orlaam and buprenorphine in combination. Both of these are longer acting, and unlike the required daily intake of methadone (Dolophine), this combination needs to be taken only three times per week.

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

         In 1999, National Institute on Drug Abuse (NIDA) studies identified hydrocodone, hydromorphone, and oxycodone as emerging narcotic drugs of abuse, noting that hospital admissions for hydrocodone, primarily Vicodin, increased from 6,115 in 1993 to 14,639 in 1999, an increase greater than 139%.

         Consequently, the opiate detoxification market is growing. Opiate addiction affects 0.7% of adult Americans sometime during their lifetime1. In 1998, total spending for all detoxification services amounted to approximately $10.5 billion in the U.S. alone. This represented a 6% growth over the prior two years2. Heroin and other opiate addiction is currently at an epidemic state both nationally as well as internationally. Between 1988 and 1995, according to NIDA, American users spent between $9 billion and $18 billion yearly on the purchase of opiate drugs. Recent studies estimate that there are almost two million heroin users in the U.S.3, and indications show the number is rising. Worldwide estimates are significantly greater. More importantly, and likely greater, is the population of prescription opiate abusers, which has yet to be quantified by researchers. It is estimated, for example, that as many as 4 million people in the U.S. may be abusing prescription drugs obtained, in most cases, for legitimate medical purposes. Of this number, roughly 2.5 million people misused opioid and other narcotic pain relievers.4 This number does not take into account abuse of prescription drugs obtained from black market sources. Additionally, there are over 180,000 registered methadone addicts in the U.S.5 There are an estimated 1.5 million opiate addicts in the U.S. with only 600,000 treatment slots currently available. In New York state alone, almost 30,000 opiate detoxification procedures are performed each year6 and an additional 40,000 methadone patients are addicted. The State spends almost $140 million a year on maintaining methadone addicts and $130 million for opiate detoxifications.7

         Recent U.S. government data on nationwide hospital admissions for substance abuse issues has been obtained through the Office of Applied Studies, Substance Abuse and Mental Health Services Administration from its published 1998 Treatment Episode Data Set. There were 1,560,915 such admissions in that year of which opioid addiction accounted for approximately 234,000, or approximately 14% of the total. Of this approximately 234,000, about 216,000, roughly 92%, were due to heroin alone.

----------------
1 Robbins LN, Regier DA (eds): Psychiatric Disorders in America, New York, Free Press, 1991.
2 National Institute on Drug Abuse: National Household Survey on Drug Abuse, Washington DC, US Government Printing Office, 1998.
3 American Psychiatric Association: Practice Guidelines for Treatment of Patients With Substance Abuse Disorders: Alcohol, Cocaine, Opioids, Washington DC American Psychiatric Association, 1995.
4 "Prescription Drug Abuse Said to be on the Rise," Reuters/Yahoo! News, April 12, 2001.
5 National Institute on Drug Abuse: Washington DC.
6 New York State Department of Social Services, DHLTC FFY 1995, Longitudinal Inpatient (E) 807D Report.
7 Rettig RA, Yarmolinski J (eds): Federal Regulations of Methadone Treatment, Washington D.C., National Academy Press; New York State Department of Services, Longitudinal Inpatient (E) 807D Report.

         Other statistics published by NIDA confirm that addiction risk is rising in youthful populations. Specifically,

o A 1998 Monitoring the Future (MFT) study showed that heroin use among high school seniors nationwide had doubled since 1991.

o A 1997 MFT study found that 2.1% of 12th graders had used heroin at least once and that 1.2% had used it once within the last thirty days.

o A Community Epidemiology Work Group study concluded that emergency room admissions for heroin within the 18 to 25-age category increased 51.4% from 1997 to 1999.

         Competition

         The Company's primary competition for rapid opiate detoxification comes from two distinct forms of treatment: (i) traditional in-patient methods of
detoxification;    and   (ii)   methadone   maintenance   or   methadone   taper
detoxification.

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

         Most centers for treatment of opiate addiction refer the patients out to a local hospital to do the detoxification portion of the treatment, then bring the patient into an outpatient rehabilitation program. These hospital detoxifications generally cost between $4,500 and $13,000, depending on daily hospital rates, length of stay, any additional substances, etc. The main advantage these programs have over CITA is that they are generally covered by third party payors, such as insurance companies and managed care entities. However, this may change in the future if the CITA program authorized for reimbursement by private insurance companies, and managed care groups. The Company is currently working with two organization to provide first third-party reimbursement arrangement for CITA procedures, Creative Care Management in Chicago, Illinois, and The Promises Foundation, in Malibu, California.

         In terms of quality and strength, CITA has several distinct advantages over the conventional methods of the competition, including the following:

O Success rates - traditional forms of detoxification currently have a documented 7-17% average success rate; CITA consistently enjoys a documented 60% average success rate8.
O        The usual  6-28 days for  detoxification  is  reduced  to just 24 to 36 hours.
O UROD is a guaranteed and 100% effective detoxification: all traces of opiates are removed.
O Trained and board-certified UROD anesthesiologists oversee and monitor the entire detoxification process, offering an even more controlled and safer environment than conventional centers.
O        No painful withdrawal symptoms are experienced while under anesthesia.
O Hospital stay is reduced to 23 to 36 hours: UROD frees hospital space for more efficient use of the facilities.
O No traumatic transition experienced between detoxification and rehabilitative treatment, thereby increasing the chances the patient will continue to go on to further therapy and rehabilitation.
O        UROD allows for an earlier return to work and home.
O        No addictive medications are used as opiate substitutions.
O UROD accelerates repair of the body's cells and increases regeneration of the natural opiates.
O        The CITA program reduces insurance requests for re-treatment.
O        The CITA program is the only viable treatment for methadone addicts.


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

         Methadone clinics have become a place patients visit each and every morning, stand in line, pay their fees, take their doses, and go on with their day. There is little attempt at helping the patients overcome the addiction or work on other areas of their lives, and the clinics have no economic incentive to begin reducing memberships. It has become a prison for many, as they are told that there is no other solution. These clinics perpetuate the very problem they were set up to solve.
----------------------

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

C.  Other Rapid Detoxification Programs

         Although there are a few other small and little known clinics, small hospitals and sole practitioners performing one form or another of one-day opiate detoxification, their impact is not deemed significant for several reasons outlined below. The individual hospitals (CITA has identified three) that provide this treatment do so in the $6,000 - $10,000 price range, and have done such a small number of patients that CITA does not believe they will be able to continue operations indefinitely. These hospitals have no opportunity for regional or national reach, and have no capabilities of absorbing any of CITA's prospective patients or market share due to CITA's own name branding. In addition, none appear to combine the detoxification treatment with the long-term counseling necessary to relieve the patient from psychological addiction.

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


         Conventional Detoxification

         One of the serious limitations of conventional detoxification is that many patients do not complete it. In single center studies, dropout rates have been as high as 80% for outpatient detoxification9 and between 15% to 30% for inpatient detoxification10.

-------------------

9 Stark M: Dropping Out of Substance Abuse Treatment: A Clinically Oriented Review, Clin Psychol Rev 1992; 12:93-116.
10 Gossop M, Green L, Phillips G, Bradley B: Lapse, Relapse, and Survival Among Opiate Addicts After Treatment: A perspective follow-up study. Br J Psychiatry 1989; 154:348-353.

Multi-center studies report inpatient dropout rates without distinguishing between opiates and other substances11. In the CATOR (Comprehensive Assessment and Treatment Outcome Research) study, based on 6,000 patients from 19 treatment centers in 13 states, the dropout rates for all inpatient substance abuse programs was 16%12. In perhaps the only national study reporting dropout rates from detoxification and treatment, which was conducted in Israel, almost half of the patients abandoned inpatient detoxification during the first week of the standard 30-day stay13. In New York State, 26% of Medicaid clients drop out of inpatient detoxification14. This amounts to an expenditure of almost $30 million per year for dropouts in New York State alone. Under the CITA program, patients cannot drop out during detoxification.


         Another limitation of conventional detoxification is that many patients are averse to detoxification. Stark, for example, found that 34% of methadone maintenance patients do not detoxify due to detoxification phobia.15 Thus, another possible advantage of anesthesia aided detoxification is that it may facilitate the detoxification of addicted persons who are afraid to approach conventional detoxification.

         CITA Aftercare

         It is well recognized that while detoxification is an important first step, relapse prevention requires an aftercare program. The Drug Abuse Reporting Program (DARP), a national treatment outcome study conducted in the United States on several thousand patients from 52 different substance abuse programs, found that 75% to 85% of patients treated in detoxification-only programs relapsed within one year. As noted previously, completing detoxification is a barrier to treatment for many patients. Of those patients who completed conventional detoxification without dropping out and who subsequently entered an aftercare program, 50% to 80% of them returned to routine use of opiates within the first year. For example, in the DARP study, relapse rates for patients in aftercare programs ranged from 60% to 75% during the first year. Another major national study of treatment outcomes, TOPS (Treatment Outcome Prospective
Study), found that of 2,280 select clients who had successfully completed detoxification and then enrolled and started after care treatment, 57.2% had relapsed during the first year.16

         CITA requires that all prospective UROD treatment patients commit to a comprehensive aftercare program. CITA's aftercare program consists of six months of an opiate antagonist such as Naltrexone, up to six months of group and individual counseling and the support of a spouse or significant other during and immediately following UROD treatment. Persons who are unable to commit to all of these steps are ineligible to receive UROD detoxification.

----------------------------
11 Stark M: Dropping Out of Substance Abuse Treatment: A Clinically Oriented Review. Clin. Psychol. Rev 1992; 12:93-116.
12 Harrison PA, Hoffman NG, Steed SG. Drug and Alcohol Addiction Treatment Outcome, Miller NS, ed. Comprehensive Handbook on Drug and Alcohol Addiction, New York, 1991, Maecel Dekker Inc. 1163 - 1197.
13 Levinson D: Comparisons of Outcomes Among Graduates of Various Detoxification Programs, Jerusalem IL, State of Israel Ministry of Health, 1993.
14 In 1995, Medicaid paid for 28,921 detoxifications in New York State. In 7,474 cases, patients left against medical advice after an average of 4.4 days. Since detoxification takes 7 days and these patients left against medical advice, they apparently dropped-out prior to completing detoxification.
15 Stark M: Droping Out of Substance Abuse Treatment: A Clinically Oriented Review. Clin. Psychol. Rev 1992.
16 Hubbard RL, Rachel JV, Craddock SG, Cavanaugh ER, Treatment Outcome Prospective Study (TOPS), NIDA Res. Monogr., 1984;51:42-68.

         Methadone Treatment

         According to Federal guidelines, while the eventual goal of methadone programs is abstinence, it is recognized that some patients may need long-term methadone treatment. In practice, most programs encourage long-term methadone maintenance and do not encourage detoxification17. Not surprisingly, it is rare to find patients who have successfully detoxified from methadone without relapsing to opiate use18. In the TOPS study discussed above, which included almost 2,700 methadone maintenance patients, by 13 weeks, 32% of patients had dropped out of treatment, and by 26 weeks 48% had dropped out. Only 34% of patients remained in methadone program for over one year. Similar results were obtained in the DARPS study19.

         Thus, as compared to conventional detoxification, methadone appears to have a higher dropout rate. After taking into account the higher drop out rate, and the dollars spent, it is evident that the CITA treatment is far more effective and cost efficient than methadone treatment of persons addicted to opiates.

         The CITA Treatment Program Success Rates

         After adjusting for dropout rates during detoxification or methadone treatment, the literature reviewed above suggests that, of all patients who enter opiate detoxification or methadone treatment, fewer than 30% are opiate free a year later. In contrast to the relapse rates of patients treated with conventional methods, a study of patients who completed the CITA treatment program found that after 1.5 years following UROD Procedure, 57% of 113 randomly selected patients remained drug-free20. Despite the fact that the UROD study allowed more time for relapse (1.5 years vs. 1 year), the results are considerably better than most other studies. Considering that 15% to 50% of conventional inpatient detoxification patients drop out before completing the detoxification process, the success rate of the CITA treatment program in this study appears to be four times that of conventional detoxification programs.

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

         CITA's strategy is to enhance, promote and support the quality of its products and services, as it continues to increase its share of the market for the treatment of opiate addiction, and to enter the market for the treatment of dependency on cocaine, alcohol, nicotine and other substances. Upon licensing medical institutions, CITA participates in the development of a comprehensive promotion plan designed to educate the public about CITA, create demand for its product, and add value to the medical institution's name and image.

--------------
18 Kleber HD: Detoxification From Methadone Maintenance; The State of the Art, International Journal of Addiction 1977; 12:807-820.
19 Hubbard RL,  Mardsen ME, Rachel JV,  Harwood HJ,  Cavenaugh ER,  Ginzburg HM:
Drug Abuse Treatment: A National Study of Effectiveness, Chapel Hill, NC, The University of North Carolina Press, 1989.
20  Rabinowitz  J, Cohen H, Kotler M: One Year  Outcomes  of Ultra Rapid  Opiate
Detoxification  Combined  with  Naltrexone  Maintenance,  Journal of Drug Abuse,
1996.
17 Hubbard RL,  Mardsen ME, Rachel JV,  Harwood HJ,  Cavenaugh ER,  Ginzburg HM:
Drug Abuse Treatment: A National Study of Effectiveness, Chapel Hill, NC, The University of North Carolina Press, 1989.

         During the years 2000 and 2001, CITA was hampered in its efforts to promote the UROD program due to insufficient working capital. Until sufficient additional capital is available to it, CITA will be constrained and unable to engage in intensive promotion of its products.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases office suite services at 9025 Wilshire Blvd., Suite 301, Beverly Hills, CA 90211, as well as an office consisting of approximately 700 square feet at 20 East Main Street, Suite 46, Los Gatos, CA 95030. However, certain Company personnel occupy space in licensed facilities where UROD(R) procedures are performed, have small office spaces in their region, or telecommute.

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

         An action was filed in the Circuit Court of Oregon on or about December 10, 2001. The claim regarded unpaid wages by a former contractor at a CITA-licensed facility in Portland, Oregon. A default judgment in the amount of $12,466.41 was entered on February 5, 2002. CITA may be required to qualify as a foreign corporation prior to moving to set aside the default.

         An action was filed based on a breach of contract claim in Superior Court of California on or about December 20, 2001. Plaintiff seeks a recovery of $30,237 plus fees, costs and interest. Following termination of the contract, the plaintiff withheld certain equipment owned by CITA and stored with the plaintiff. The Company is exploring its options with respect to this action.

         A default judgment was obtained against CITA on January 28, 2000 in regard to an action initially filed in the Superior Court of California. Plaintiff attached approximately $8,000 of CITA funds pending the outcome of the action. The court has seized or attached the $8,000 in CITA funds and has transferred said funds to plaintiff. CITA continues to owe plaintiff approximately $9,500.

         The Company may need to obtain outside capital in order to address and resolve these pending legal actions. The Company is currently in discussion with potential funding sources, and although there can be no guarantee that any of these discussions will result in funding to resolve these pending actions, the Company is hopeful at the prospects to facilitate raising capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no meetings of the shareholders in the fourth quarter of 2001.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has been listed for quotation in the Electronic Bulletin Board owned and maintained by NASDAQ, trading under the symbol "DTOX".

         The number of record holders of Common Stock as of December 31, 2001 was approximately 2,695 including nominees of beneficial owners.

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

         Acquisition

         In August 1998, the Company acquired all of the outstanding shares of CITA Americas, Inc. from Aviation Industries, Inc. in exchange for the issuance of the Company's non-voting convertible preferred stock having a liquidation value of $2,200,000. A dispute arose between the Company and Aviation Industries, Inc. concerning the conversion formula as well as other matters relating to the original Stock Purchase Agreement relating to the acquisition of CITA Americas, Inc. from Aviation Industries, Inc. In reporting its fully diluted Common Stock, the Company has previously reported 2.2 million shares issuable upon the conversion of the Preferred Stock. However, the Company reached an agreement with Aviation Industries, Inc. as of May 1, 2001 whereby the all outstanding shares of the Preferred Stock were converted to 400,000 shares of Common Stock. In November 1998, the Company changed its name from Southwestern Environmental Corp. to CITA Biomedical, Inc.

         Business

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

         Through its acquisition of AlTPro, the Company is also engaged in the business of delivering products for treatment and management of smoking and other forms of nicotine dependence. The Company is in further discussions with hospitals and medical service providers regarding treatment programs for cocaine and alcohol dependency.

         License of Alcohol and Cocaine Detoxification Technology

         In November, 2001, the Company entered an agreement with CITA S.L., a Spanish company operated by Dr. Juan Jose Legarda, the developer of CITA's UROD opiate addiction treatment program, whereby CITA acquired from CITA S.L. a license to certain technology developed for the purpose of detoxifying persons habituated to alcohol and cocaine, as well as a neuron adaptation process designed to "reset" the nervous system of a habituated alcohol or cocaine user to its pre-habituation state (together, the "New Technologies"). The Company believes that, provided it can obtain capital to permit it to implement the New Technologies, this license represents a major step in the Company's efforts to become a leading provider of products and services for the treatment of a wide variety of chemical addictions.

         The agreement, which has an initial term of five years, requires the payment of monthly royalties to CITA S.L. in consideration of the exclusive right to utilize the New Technologies within the United States, Canada and Mexico, as well as the right to develop additional technologies or procedures based on the New Technologies.

         The Company believes that the ability to treat cocaine addiction will be of particular benefit to the Company in the near term. Currently, the Company is unable to provide its UROD treatment to persons addicted to opiates where pre-treatment testing indicates use of cocaine as well. Following acquisition of the license to the New Technologies, the Company will be able to treat individuals simultaneously for both opiate and cocaine addiction.

         In the longer term, the Company believes that the alcohol treatment portion of the New Technologies will dramatically increase the market for the Company's products and services. The rate of alcohol dependency in the U.S. far exceeds the rates of opiate and cocaine addictions, and the Company's ability to treat individuals dependent on alcohol represents a major new source of potential revenues.

         The Company will require significant additional outside capital in order to implement treatment programs incorporating the New Technologies. The Company believes that the acquisition of the New Technologies license will enhance its ability to raise such capital by virtue of the additional market opportunities presented by the New Technologies. Although the Company is in discussions with potential funding sources, there can be no assurance that the Company will obtain funds in an amount sufficient to commence treatment procedures utilizing the New Technologies. In the event that the Company is unable to raise such funds, it may be to make timely payments of royalties, and CITA S.L. could act to terminate the license and revoke the Company's ability to administer procedures using the New Technologies.

         Acquisition of Alternative Tobacco Products, Inc.

         In November, 2001, the Company reached an agreement to acquire Alternative Tobacco Products, Inc. ("AltPro"), a developer of products to assist individuals addicted to nicotine from cigarettes and other tobacco-related products. The acquisition expands the Company's range of substance dependence treatments into the area of nicotine dependence. The Company anticipates that AltPro's current nicotine treatments and tobacco alternatives will, subject to the Company's ability to obtain sufficient capital to promote the AltPro products, have an impact on the Company's revenues while simultaneously giving the Company an entree into a vast new market for tobacco-cessation products.

         Founded in 1985 and incorporated in 2000, AltTPro is a provider of innovative, patented proprietary treatments for nicotine dependence. AltTPro currently offers products under the names CigArrest(R) and Smokers Choice(R), and has treated over 3.5M users worldwide.

         The Company will continue to offer AltPro products through existing sales channels. AltPro's President and CEO, John Bancroft, will become an employee of the Company, and will lead the Company's efforts in the nicotine addiction treatment market. In addition, Mr. Bancroft will be responsible for leading the Company's Research and Development targeted at the alcohol and cocaine detoxification segments, to expand the Company's revenue into other market segments as new protocols and products are developed.

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

         Suspension of CubeCentral.com Web Site

         In 2000, the Company established a web portal at www.cubecentral.com to provide a host of products, support and services designed to aid addicts and recovering addicts, as well as family, friends and professionals, who may be affected by addiction and addiction recovery. In mid-2001, the Company became engaged in a dispute with SiteSmith, Inc. the principal developer and host of the site. Pursuant to that dispute, the site was taken down from the Internet, and certain CITA property, including the server computer on which the CubeCentral site files reside, are currently held by SiteSmith. The Company hopes to resolve this dispute expeditiously and restore the CubeCentral web site to the Internet.

         Year 2001 Financial Summary

         The Company continues to encounter difficulties as a result of its inability to raise sufficient capital to expand its operations and marketing efforts. During the first half of 2001, the Company succeeded in building on the base of operations established in 2000. The number of CITA-licensed facilities increased to five and revenues rose relative to 2000 before subsiding again. The decrease in the number of persons treated at CITA-licensed facilities was compounded by the suspension of operations at four facilities. The Company is engaged in discussions with John C. Lincoln Hospital in Phoenix, Arizona, Woodland Park Hospital in Portland, Oregon, Eden Valley Medical Center in Castro Valley, California regarding a renewal of its agreement with those facilities, and of adding the capability to provide cocaine and alcohol treatment services when those programs become available. A third CITA facility, Grant Hospital in Chicago, Illinois, is undergoing organizational restructuring and is unlikely to resume its status as a CITA-licensed facility in the near future. The Company is also in discussions with other hospitals and medical care facilities regarding licenses of CITA technology. The Company is further seeking to obtain government financing for studies to demonstrate the effective of the UROD method, especially relative to conventional opiate treatment methodologies.

         The Company hopes that the addition of an established line of nicotine-cessation-related products and the cocaine and alcohol treatment programs will increase the Company's prospects to raise sufficient capital to expand its operations.

         Revenues

         The Company's revenues for 2001 were $412,157 compared to revenues of $319,613 in 2000. Essentially all of this revenue was derived from UROD treatments. Revenues increased by approximately one-third relative to 2000.

         Cost of Revenues

         The Company's cost of revenues in 2001 was $243,582 resulting in a gross profit of $168,575 or a gross profit margin of 69.2%. This compares to $162,349 cost of revenues in 2000, resulting in a gross profit of $157,264, or a gross profit margin of 49.2%.

         Other Expenses

         General and administrative expenses in 2001 were $1,980,489. This compares to $2,188,230 for general and administrative costs in 2000. The Company incurred $355,360 in depreciation and amortization expenses in 2001 compared to $123,590 in 2000. The resulting total operating expenses of $2,335,849 in 2001 produced an operating loss of $2,167,274, compared with $2,545,085 in total operating expenses in 2000 and an operating loss of $2,225,472.

         Capital Resources

         During 2001, the Company booked advances from its officers in excess of repayments in the net amount of $_______ in addition to advances from a non-related party in the amount of $________. The Company raised $_________ in sales of its common stock. The proceeds were used for ____________.

         The Company anticipates financing its ongoing operations from net cash flow from operations and third party financing transactions. The Company intends to explore all options available to it with respect to such potential financing.

         Effect of Inflation

         Inflation did not have a significant effect on the operations of the Company in 2001, nor is it expected to have any significant effect on operations in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

         See index beginning on page F-l.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

         There were no disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the 2001 fiscal year.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Name                           AGE             Position
------                         ---             -------
Joseph Dunn                    50              Chairman, CEO, President, CFO


Michael C. Hinton              54              Secretary, Director


Gary Zinn                      42              Director


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

         Gary Zinn was appointed by the Board of Directors in April, 2002 to fill a vacancy on the Board of Directors. Mr. Zinn went to work for American Home Products in 1982 and became the top representative for the region in the first 9 months. After 3 years in the food business Mr. Zinn went to work or Pac Tel Mobile Access (the first cellular phone company in Los Angeles).

After numerous Sales and Achievement Awards including Top Representative in the city, he started his own cellular phone company - Gary Zinn and Associates. In 1989 Mr. Zinn became a registered representative of the National Association of Securities Dealers for various Stock Brokerage firms and was a registered representative for 6 years. In 1995 Mr. Zinn went to work for a Fortune 100 firm in which he was responsible for the Legal Market of Ikon Office Solutions. In 1998 Mr. Zinn moved overseas and was C.E.O. for a major Venture Capital firm for which he was responsible for 12 different ventures. He was responsible for raising millions of dollars including, but not solely, CITA Biomedical, ProGolf of America, Pinnacle Resources, Sonicport Inc. and many other ventures. Mr. Zinn received a bachelor's degree from Cabrillo College in Aptos, California.

ITEM 10. EXECUTIVE COMPENSATION

         The Company paid its CEO approximately $6,000 in cash compensation in 2001. Year 2000 was the first year in which Mr. Dunn received cash compensation from the Company since joining CITA as its CEO in 1997. The Board of Directors has determined Mr. Dunn's cash compensation rate to be $180,000 per year, with an understanding that payment at this rate will commence when the Company has received adequate funding.

The Board further acknowledged that Mr. Dunn is due $674,000 in deferred wages. The Company anticipates that Mr. Dunn will accept stock in the Company in exchange for a significant portion of the amounts owed to him for deferred wages.



                           SUMMARY COMPENSATION TABLE


                                  Annual Compensation                    Long Term Compensation
                                 ---------------------                   ----------------------
Name and                                                                                                  All Other   n
Principal                                                                                                 Compen-satio
Position        Year                                                                                      ($)
--------------- -------- --------------------------------------- ---------------------------------------- ------------
                                                                            Awards              Payouts
--------------- -------- --------------------------------------- ----------------------------- ---------- ------------


                                                    Other
                                                    Annual       Restricted
                                                    Compen-sationStock          Securities     LTIP
                         Salary ($)                 ($)          Award(s) ($)   Underlying     Payouts
                                      Bonus ($)                                 Options/       ($)
                                                                                SARs (#)
--------------- -------- ------------ ------------- ------------ -------------- -------------- ---------- ------------
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
Joseph Dunn,    1999              0            0             0             0             0           0             0
President CEO
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
                2000        $12,000            0             0             0       500,000           0             0
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
                2001         $6,000            0             0             0             0           0             0
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
----------------------------------------------------------------------------------------------------------------------
Michael         1999              0            0             0             0             0           0             0
Hinton,
Secretary
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
                2000              0            0             0             0       200,000           0             0
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
                2001              0            0             0             0             0           0             0
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
----------------------------------------------------------------------------------------------------------------------

         Employment Contracts

         The Company does not have employment agreements with any of its employees, executive officers or directors. Each of the Company's executive officers serves at the pleasure of the Board of Directors.

         No officer is entitled to receive any additional compensation for his services to the Company as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At December 31, 2001, the Company had outstanding 40,118,270 shares of common stock and 0 shares of preferred stock. Each share of Common Stock entitles the holder to one vote in any matter submitted to shareholders for approval.

         The following tabulates holdings of Common Stock of the Company by each person who holds of record, or is known by management of the Company to own beneficially, more than 5 % of the voting securities outstanding as of December 31, 2001, and by all directors and officers of the Company individually and as a group. To the knowledge of management, the shareholders listed below have sole voting and investment power, except as otherwise noted.


                                      Number
                                    of Shares                  Percent
Name and Address                   Securities                  of Voting
- ----------------                   ----------               ---------
Joseph Dunn                        4,067,013(1)                 9.61%

Michael Hinton                       400,000(2)                 0.95%

Gary Zinn                                  0                    0.00%

All Directors and Officers         4,467,013                   18.46%
as a group (two persons)

(1) Includes 2,000,000 shares which Mr. Dunn has the right to acquire upon exercise of a fully-vested option.
2) Includes 200,000 shares which Mr. Hinton has the right to acquire upon exercise of a fully-vested option.

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


DATE                  SIGNATURE                   TITLE

April 12, 2002       /s/ Joseph Dunn             Chairman of the Board,
                      ---------------------      Chief Executive Officer,
                      Joseph Dunn                President and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)


April 12, 2002       /s/ Michael C. Hinton       Director
                      ----------------------
                      Michael C. Hinton



April 12, 2002       /s/ Gary Zinn                    Director
                      ----------------------
                      Gary Zinn