Form 10-Q
period 2002-03-31
CITA BIOMEDICAL INC
filed 2002-05-29
CIK 700890

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2002            Commission File Number 0-109659
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
Yes    ____X_____        No  _________



         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value                        45,702,273
----------------------------                        ----------
          Class                   Number of shares outstanding at March 31, 2002

PART I. Item 1. FINANCIAL INFORMATION

                                    CITA BIOMEDICAL, INC.

                             Condensed Consolidated Balance sheet
                                         (Unaudited)

                                       March 31, 2002

Assets
Current assets:
      Cash.........................................................                            $ 194,922
      Employee advances............................................                                    -
      Prepaid expenses.............................................                                    -
                                                                                               -----------
                                               Total current assets                              194,922

Property and equipment, net........................................                               19,820
Intangible assets, net.............................................                               38,344
Deposits...........................................................                               15,662
                                                                                               -----------

                                                                                               $ 268,749

Liabilities and Shareholder's Deficit
Current liabilities:
      Accounts payable and accrued liabilities.....................                           $2,054,998
      Line of credit...............................................                                    -
      Short-term loans.............................................                              109,436
      Advances payable to officer (Note B).........................                              181,676
                                                                                              ------------
                                          Total current liabilities                           $2,346,110
                                                                                              ------------

Shareholder's deficit (Note E):
      Preferred stock..............................................                                    -
      Common stock.................................................                              457,023
      Additional paid-in capital...................................                            8,267,351
      Stock options................................................                              183,770
      Deferred compensation........................................                             (103,324)
      Accumulated deficit..........................................                          (10,882,181)
                                                                                              ------------
                                        Total shareholder's deficit                          ( 2,077,361)
                                                                                              ------------

                                                                                              $  268,749
                                                                                              ============

           See accompanying notes to consolidated financial statements

                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       ------------      ------------

Revenues, net ....................................................     $     99,908      $     57,453
                                                                       ------------      ------------

Operating expenses:
      Cost of revenues ...........................................           49,188            38,325
      General and administrative .................................          650,297           570,183
      Depreciation and amortization ..............................            5,948           109,828
                                                                       ------------      ------------
                                          Total operating expenses          705,433           718,336
                                                                       ------------      ------------
                                              Loss from operations         (605,525)         (660,883)
                                                                       ------------      ------------

Interest expense .................................................                -            (1,703)
Interest income ..................................................            1,082             7,146
                                                                       ------------      ------------
                                          Loss before income taxes         (604,443)         (655,440)

Provision for income taxes (Note C) ..............................                -                 -
                                                                       ------------      ------------

                                                          Net loss     $   (604,443)     $   (655,440)
                                                                       ============      ============

Basic and diluted loss per common share ..........................     $      (0.01)     $      (0.03)
                                                                       ============      ============
Basic and diluted weighted average
      Common Shares outstanding ..................................       42,960,272        25,915,578
                                                                       ============      ============



           See accompanying notes to consolidated financial statements

                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              --------------------
                                                                              2002            2001
                                                                              ----            ----
                                  Net cash used in operating activities     $(127,327)     $(471,534)
                                                                            ---------      ---------

Cash flows from investing activities:
      Payments for web site development ...............................             -        (18,162)
      Equipment purchases .............................................             -         (1,207)
                                                                            ---------      ---------
                                  Net cash used in investing activities             -        (19,369)
                                                                            ---------      ---------

Cash flows from financing activities:
      Proceeds from sale of common stock ..............................       128,000        372,406
      Repayment of officer's advances (Note B) ........................       (19,500)       (39,000)
      Proceeds from working capital advances ..........................             -              -
                                                                            ---------      ---------
                              Net cash provided by financing activities       108,500        333,406
                                                                            ---------      ---------

Net change in cash ....................................................      ( 18,827)      (157,497)
Cash, beginning of period .............................................       213,749        472,885
                                                                            ---------      ---------

                                                    Cash, end of period     $ 194,922      $ 315,388
                                                                            =========      =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest......................................................     $       -      $       -
                                                                            =========      =========
         Income taxes..................................................     $       -      $       -
                                                                            =========      =========


           See accompanying notes to consolidated financial statements

                              CITA BIOMEDICAL, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note A:  Basis of presentation

         The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 2001 and should be read in conjunction with the notes thereto.

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


Note B:  Related party transactions

         During the three months ended March 31, 2002, the Company repaid an officer $19,500 related to working capital previously advanced to the Company. As of March 31, 2002, the remaining balance owed to the officer totaled $181,676, which is included in the accompanying condensed consolidated balance sheet as advances payable to officer.

Note C:  Income taxes

         The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Any deferred income tax asset due to net operating losses is fully allowed for as there is no assurance that the Company will have future net income to utilize the operating losses.

Note D:  Shareholders' Equity

During the three months ended March 31, 2002, the Company sold 842,859 shares of its $.01 par value common stock for $28,000 ($.033 per share). The stock sales were conducted in reliance on the exemption from federal securities registration requirements provided by Regulation S under Securities Exchange Act of 1934.


During the three months ended March 31, 2002, the Company sold 2,000,000 shares of its $.01 par value common stock for $100,000 ($.05 per share) in reduction in debt owed by the Company to the same entity. The stock sales were conducted in reliance on the exemption from federal securities registrationrequirements provided by Regulation S under Securities Exchange Act of 1934.

During the three months ended March 31, 2002, the Company issued 2,641,144 shares of its common stock for consulting services performed on behalf of the Company. The market value of the common stock on the date of issuance was $.09 per share. The stock sales were conducted in reliance on the exemption from federal securities registration requirements provided by Regulation S under Securities Exchange Act of 1934.


Following is a schedule of changes in shareholders' equity for the three months ended March 31, 2002.



                      Preferred Stock        Common Stock        Additional
                      ---------------        ------------         Paid-in      Stock     Deferred     Accumulated
                    Shares    Amount      Shares     Par Value    Capital     Options   Compensation    Deficit       Total
                    ------    ------      ------     ---------    -------     -------   ------------    -------       -----
Balance
January 1, 2002..        -         -   40,218,270   $402,183   $7,955,513   $183,770   $(103,324)   $(10,277,737)    $(1,839,595)

Sale of common
stock ($.033 per         -         -      842,859      8,429       19,571          -           -               -           28,000
share)........

Common stock sold                       2,000,000     20,000       80,000                                                100,000
for reduction
in debt

Common stock issued                     2,641,144     26,411      212,266                                                238,677
in exchange for
services ($.__/share

Net loss for the
  three months ended

   March 31, 2001       -         -            -          -            -          -            -        (604,443)       (604,443)
                     ------ --------  -----------  ---------  -----------  ---------  -----------   -----------    ------------

            Balance
     March 31, 2002      -         -   45,702,273   $457,023   $8,267,350   $183,770   $ (103,324)  $(10,882,180)   $ (2,077,361)
                     ====== ========  ===========  =========  ===========  =========  ===========   ============   =============




PART I.  Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002 the Company had cash of $194,922. During the three months ended March 31, 2002, the Company repaid an officer $19,500 related to working capital previously advanced to the Company. The Company anticipates financing its operations from net cash flow from operations and third party financing. The Company intends to explore all options available to it with respect to such potential financing.


RESULTS OF OPERATIONS

Revenue

         The Company's revenues for the three months ended March 31, 2001 were $99,909 compared to $57,453 for the three months ended March 31, 2001. Essentially all of this revenue was derived from procedures performed by licensees of CITA Americas, Inc. The increase in revenues was primarily due to more patients being treated.

Cost of Revenue

         The Company's cost of revenues for the three months ended March 31, 2002 was $49,189 compared to $38,325 for the three months ended March 31, 2001. This resulted in a gross profit of $51,802 for the three months ended March 31, 2002, or a gross profit margin of approximately 51 percent. The gross profit for the three months ended March 31, 2001 was $19,128, or a gross profit margin of approximately 33%.


Other Operating Expenses

         General and administrative expenses for the three months ended March 31, 2002 were $650,297 compared to $570,183 for the three months ended March 31, 2001. The increase of $80,114 was primarily due to the consulting expenses associated with the Company raising capital and for the licensing of certain technologies from CITA S.L., a Spanish corporation.

         The Company incurred depreciation and amortization expenses of $5,948 for the three months ended March 31, 2002 as compared to $109,828 for the three months ended March 31, 2001. This decrease is due primarily to the impairment loss of patents, UROD Rights, and Web-site development costs at year-end 2001. The patents and web-site development costs were reduced to zero value. The UROD rights were re-valued to their current estimated fair value.

         The sum of the above resulted in a net loss of $604,443 for the three months ended March 31, 2002 as compared to a net loss of $655,440 for the three months ended March 31, 2001.


PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

      (a) No exhibits provided.

      (b) The Company filed no reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

        The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 and 2001 have been included.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CITA Biomedical, Inc.

                                  (Registrant)

DATE: May 29, 2002                 BY:/s/Joseph Dunn
                                   --------------------------------------------
                                   Joseph Dunn
                                   Chairman, President, Chief Executive Officer
                                   and Chief Financial Officer