Form 10-K/A
period 2001-12-31
CITA BIOMEDICAL INC
filed 2002-06-04
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

Yes __X___      No_____


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part M of this Form 10-KSB or any amendment to this Form 10-KSB: [X]


Issuer's revenues for the most recent fiscal year: $545,521.


The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $5,215,375. The aggregate market value was based upon the closing price for the shares of common stock as reported by NASDAQ as of December 28, 2001, the last trading day of the year.


Number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001: 40,218,270 shares of common stock and 0 shares of preferred stock.

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

         Revenues

         The Company's revenues for 2001 were $545,521 compared to revenues of $319,613 in 2000. Essentially all of this revenue was derived from UROD treatments. Revenues increased by approximately 70% relative to 2000.

         Cost of Revenues

         The Company's cost of revenues in 2001 was $287,460 resulting in a gross profit of $258,061 or a gross profit margin of 47%. This compares to $162,349 cost of revenues in 2000, resulting in a gross profit of $157,264, or a gross profit margin of 49.2%.

         Other Expenses

         General and administrative expenses in 2001 were $1,858,180. This compares to $2,188,230 for general and administrative costs in 2000. The Company incurred $398,335 in depreciation and amortization expenses in 2001 compared to $123,590 in 2000. The resulting total operating expenses of $3,827,861 in 2001 produced an operating loss of $3,282,340 compared with $2,545,085 in total operating expenses in 2000 and an operating loss of $2,225,472. The operating expenses in 2001 include a one-time write down for impairment losses on tangible assets of $1,234,231. Refer to Note 1 to consolidated financial statements for futher explanation.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         At December 31, 2001, the Company had outstanding 40,218,270 shares of common stock and 0 shares of preferred stock. Each share of Common Stock entitles the holder to one vote in any matter submitted to shareholders for approval.


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



                                      Number
                                    of Shares                  Percent
Name and Address                   Securities                  of Voting
- ----------------                   ----------               ---------
Joseph Dunn                        4,067,013(1)                 9.61%

Michael Hinton                       400,000(2)                 .95%

Gary Zinn                                  0                    0.00%

All Directors and Officers         4,467,013                   10.56%
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


April 12, 2002       /s/ Michael C. Hinton       Director
                      ----------------------
                      Michael C. Hinton



April 12, 2002       /s/ Gary Zinn                    Director
                      ----------------------
                      Gary Zinn

                             CITA BIOMEDICAL, INC.
                   index to Consolidated Financial Statements

                                                                    Page
                                                                --------------

Independent Auditors' Report.........................................F-2

Consolidated Balance Sheet at December 31, 2001......................F-3

Consolidated Statements of Operations for the years ended
     December 31, 2001 and 2000......................................F-4

Consolidated Statement of Changes in Shareholders' Deficit
     for the two-year period ended December 31, 2001.................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001 and 2000......................................F-6

Notes to Consolidated Financial Statements...........................F-7

To the Board of Directors and Shareholders
CITA Biomedical, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of CITA Biomedical, Inc. (a Colorado corporation) as of December 31, 2001 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CITA Biomedical, Inc., as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has a working capital deficit and a net capital deficit at December 31, 2001. These and other factors discussed in
Note 1 to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The Company's ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Harvey, P.C.
Denver, Colorado
May 20, 2002

                             CITA BIOMEDICAL, INC.
                           Consolidated Balance Sheet

                               December 31, 2001

                                     Assets

Current assets:
    Cash.....................................................................................$        213,749
                                                                                               --------------
                  Total current assets.......................................................         213,749

Property and equipment, net of accumulated depreciation
    of $67,929 (Note 3).......................................................................         24,592
Intangible assets, net of accumulated amortization
    of $24,480 (Note 4).......................................................................         39,520
Deposits......................................................................................         15,662
                                                                                               --------------

                                                                                             $        293,523
                                                                                               ==============

                          Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities.................................................$      1,534,063
    Short-term debt (Notes 2 and 5):
       Related party..........................................................................        201,176
       Other..................................................................................        397,879
                                                                                               --------------
                  Total current liabilities...................................................      2,133,118
                                                                                               --------------

Contingencies (Note 8)........................................................................

Shareholders' deficit (Note 6):
    Preferred stock, $1.00 par value; 30,000,000 shares authorized;
       -0- shares issued and outstanding......................................................
    Common stock, $.01 par value; 150,000,000 shares authorized;
       40,218,270 shares issued and outstanding...............................................        402,183
    Additional paid-in capital................................................................      7,955,513
    Outstanding stock options - 4,700,000.....................................................        183,770
    Deferred compensation.....................................................................       (103,324)
    Accumulated deficit.......................................................................    (10,277,737)
                                                                                            -----------------

                  Total shareholder's deficit................................................      (1,839,595)
                                                                                            -----------------
                                                                                             $        293,523
                                                                                            =================

          See accompanying notes to consoldiated financial statements

                             CITA BIOMEDICAL, INC.
                     Consolidated Statements of Operations

                                                                                 For the Years Ended
                                                                                     December 31,
                                                                     --------------------------------------
                                                                            2001            2000
                                                                     ---------------   --------------

Revenue, net.......................................................  $         545,521    $     319,613
                                                                     -----------------    -------------

Operating expenses:
    Cost of revenue..................................................          287,460          162,349
    Stock-based compensation (Note 6):
       Stock options..................................................          49,655           45,791
       General and administrative.....................................          15,000          240,425
    General and administrative........................................       1,843,180        1,946,836
    Rent, related party (Note 2)......................................       ---                 25,125
    Asset impairment charges (Notes 3 and 4)..........................       1,234,231
    Depreciation and amortization.....................................         398,335          124,559
                                                                     -----------------    -------------

                    Total operating expenses.........................        3,827,861        2,545,085
                                                                     -----------------    -------------

                    Loss from operations............................        (3,282,340)      (2,225,472)

Non-operating income (expense):
    Interest income.................................................         16,162395
    Interest expense................................................            (5,035)          (6,124)
                                                                     -----------------   --------------

                    Loss before income taxes.........................       (3,271,213)      (2,231,201)

Income tax provision (Note 7)........................................             ----             ----
                                                                     -----------------   --------------

                    Net loss.......................................  $      (3,271,213)  $   (2,231,201)
                                                                     =================   ==============

Basic and diluted loss per common share............................  $           (0.11)  $        (0.15)
                                                                     =================   ==============

Weighted average common shares outstanding...........................       29,463,395       14,684,366
                                                                     =================   ==============


          See accompanying notes to consoldiated financial statements

                             CITA BIOMEDICAL, INC.
           Consolidated Statement of Changes in Sharholders' Deficit




                                               Preferred Stock                  Common Stock                Additional
                                       ------------------------------  --------------------------------      Paid-In
                                       Shares             Amount         Shares         Amount               Capital
                                       -----------   ----------------  ------------- --------------   ----------------
Balance at January 1, 2000                1,000      $     896,444      7,766,662     $   77,667      $   3,772,475

Common stock issued in exchange
    for services ($.39/share) (Note 6)     --                 --           70,000            700             26,600
Common stock issued as payment
    for advances and related interest
    totaling $99,000 (Note 6)              --                 --          562,647          5,627             93,373
Common stock issued in exchange
    for services ($.25/share) (Note 6)     --                 --          852,500          8,525            204,600
Common stock sold at $.156 per
    share, net of $200,000 of
    offering costs (Note 6)                --                 --       14,920,812        149,208          1,982,456
Options granted to purchase
    2,500,000 shares of common
    stock (Note 6)                         --                 --             --             --                 --
Net loss                                   --                 --             --             --                 --
                                       -----------   ----------------  ------------- --------------   -------------

Balance at December 31, 2000              1,000            896,444     24,172,621        241,727          6,079,504

Common stock sold at $.138 per
    share (Note 6)                         --                 --       15,545,649        155,456            969,565
Common stock issued in exchange
    for services ($.15/share) (Note 6)     --                 --          100,000          1,000             14,000
Common stock issued in settlement
    with Aviation Industries, Inc.
    (Note 1)                               (1,000)          (896,444)     400,000          4,000            892,444
Stock options vested during 2001
    (Note 6)                               --                 --             --             --                 --
Net loss                                   --                 --             --             --                 --
                                       -----------   ----------------  ------------- --------------   -------------

Balance at December 31, 2001               --      $          --       40,218,270     $  402,183     $    7,955,513
                                       ===========   ================  ============= ==============   =============


                              CITA BIOMEDICAL, INC.
            Consolidated Statement of Changes in Sharholders' Deficit
                                     (con't)

                                                     Outstanding
                                                        Stock               Deferred            Accumulated
                                                       Options           Compensation            Deficit             Total
                                                    ----------------   ----------------    -----------------   -----------------
Balance at January 1, 2000                             $       --      $          --      $       (4,775,323)  $       (28,737)

Common stock issued in exchange
    for services ($.39/share) (Note 6)                         --                 --                  --                27,300
Common stock issued as payment
    for advances and related interest
    totaling $99,000 (Note 6)                                  --                 --                  --                99,000
Common stock issued in exchange
    for services ($.25/share) (Note 6)                         --                 --                  --               213,125
Common stock sold at $.156 per
    share, net of $200,000 of
    offering costs (Note 6)                                    --                 --                  --             2,131,664
Options granted to purchase
    2,500,000 shares of common
    stock (Note 6)                                          183,770             (137,979)             --                45,791
Net loss                                                       --                 --              (2,231,201)       (2,231,201)
                                                      ----------------   ----------------   -----------------   -----------------

Balance at December 31, 2000                                183,770             (137,979)         (7,006,524)          256,942

Common stock sold at $.138 per
    share (Note 6)                                             --                 --                  --             1,125,021
Common stock issued in exchange
    for services ($.15/share) (Note 6)                         --                 --                  --                15,000
Common stock issued in settlement
    with Aviation Industries, Inc.
    (Note 1)                                                   --                 --                  --                  --
Stock options vested during 2001
    (Note 6)                                                   --                 34,655                --              34,655
Net loss                                                       --                 --              (3,271,213)       (3,271,213)
                                                      ----------------   ----------------   -----------------   -----------------

Balance at December 31, 2001                                183,770         $    (103,324) $     (10,277,737) $     (1,839,595)
                                                      ================   ================   =================   =================

See accompanying notes to consolidated financial statements


                                      F-5 (con't)

                             CITA BIOMEDICAL, INC.
                     Consolidated Statements of Cash Flows

                                                                                    For the Years Ended
                                                                                          December 31,
                                                                             ------------------------------------
                                                                                   2001               2000
                                                                             -----------------  -----------------
Cash flows from operating activities:
    Net loss                                                              $      (3,271,213)    $   (2,231,201)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                             398,335            124,559
          Asset impairment charges (Notes 3 and 4)                                1,234,231               --
          Stock-based compensation (Note 6)                                          49,655            286,216
          Changes in current assets and current liabilities:
                Receivables                                                           4,500             (4,500)
                Other assets                                                          4,415             (6,500)
                Accounts payable                                                    248,869            200,704
                Accrued liabilities                                                 (71,731)           599,317
                                                                             -----------------  -----------------
                      Net cash (used in) operating activities                    (1,402,939)        (1,031,405)
                                                                             -----------------  -----------------
Cash flows from investing activities:
    Purchases of property and equipment                                              (1,206)           (38,915)
    Cash paid for web site development                                              (18,162)          (805,145)
                                                                             -----------------  -----------------
                      Net cash (used in)
                         investing activities                                       (19,368)          (844,060)
                                                                             -----------------  -----------------
Cash flows from financing activities:
    Proceeds from sale of common stock                                            1,125,021          2,430,664
    Advances from officers (Note 2)                                                  95,000            268,616
    Repayment of advances from officers (Note 2)                                   (111,925)          (179,805)
    Advances from unrelated third parties                                           128,147             28,875
    Repayment of advances from unrelated third parties.                             (73,072)            --
    Cash paid for offering costs                                                       --             (200,000)
                                                                             -----------------  -----------------
                      Net cash provided by
                         financing activities                                     1,163,171          2,348,350
                                                                             -----------------  -----------------

                         Net change in cash                                        (259,136)           472,885

Cash, beginning of period                                                           472,885               --
                                                                             -----------------  -----------------

Cash, end of period                                                       $         213,749     $       472,885
                                                                             =================  =================

Supplemental disclosure of cash flow information:
    Income taxes                                                          $            --       $           --
                                                                             =================  =================
    Interest                                                              $            --       $           --
                                                                             =================  =================
Non-cash financing activities:
    Common stock issued to repay advances and
       related accrued interest                                           $            --       $       99,000
                                                                             =================  =================

                              CITA BIOMEDICAL, INC.
                   Notes to Consolidated Financial Statements

(1)      Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

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

On August 12, 1998, the Company purchased all of the outstanding shares of common stock of CITA Americas, Inc. from Aviation Industries, Inc. ("Aviation") pursuant to a Stock Purchase Agreement entered into in July 1998. The purchase price was paid through the issuance of non-voting $.10 par value redeemable convertible preferred stock of the Company. Under the terms of the Agreement, the preferred stock was redeemable for $2,200,000 in cash or convertible to common stock valued at $2,200,000 as of the date of conversion. The preferred stock was originally valued at $896,444, which in management's opinion approximated the fair value of the preferred stock at the time the shares were issued. The president and a director of the Company received 2,000,000 and 200,000 shares, respectively, of the Company's restricted common stock, valued at $103,400 in connection with the acquisition. CITA Americas, Inc., a Nevada corporation, was formed in March of 1998. CITA Americas was formed to engage in the investigation and treatment of addiction. In conjunction with the purchase, the Company changed its name from Southwestern Environmental Corp. to CITA Biomedical, Inc.

During 2001, the Company settled a dispute with Aviation arising from the Stock Purchase Agreement. Following the closing of the above Stock Purchase Agreement in 1998, the Company learned that certain material misrepresentations had been made regarding, among other things, the existence of a patent on the UROD process. Such misrepresentations caused the Company to expend considerable resources to prosecute the patent, which was ultimately obtained in August 2000, and to pursue infringers of the patent. Pursuant to the Settlement Agreement between the Company and Aviation, the Company cancelled the shares of preferred stock issued to Aviation in exchange for the issuance of 400,000 shares of the Company's common stock (see Note 1 - Impairments on long-lived assets).

Concurrent with the Company's acquisition of CITA Americas, Inc., on August 12, 1998 the Company entered the development stage. During the year ended December 31, 2000, the Company emerged from the development stage. All of the revenue-producing operations of the Company presented for the years ended December 31, 2001 and 2000 are results of operations of CITA Americas, Inc. As of December 31, 2001, the Company's only operations were conducted in Chicago, Illinois.

As shown in the accompanying consolidated financial statements, the Company has a working capital deficit and a net capital deficit at December 31, 2001. These factors, as well as the uncertain condition that the Company faces as a new business, create an uncertainty about the Company's ability to continue as a going concern.

The Company is experiencing severe liquidity problems and is operating at the forbearance of its creditors. At December 31, 2001, the Company has accounts payable and accrued liabilities totaling $1,534,063 and short-term debt obligations totaling $599,055, offset by cash of $213,749. There is no assurance that these creditors will continue to postpone collection of their claims.

The Company continues to encounter difficulties as a result of its inability to raise sufficient capital to expand its operations and marketing efforts. During 2001, the Company increased borrowings from officers and unrelated third parties by $38,150 and raised $1,125,021 through the sale of its common stock under Regulation S. At December 31, 2001, the Company was operating at only one facility and its web site was shut down. Management plans to increase revenue-producing operations during the next year by entering into agreements with additional medical facilities that will administer the Company's treatment method thereby increasing the number of patients treated. The Company is also actively pursuing locations to launch its new treatment methodologies in alcohol and cocaine, which management believes will provide positive working capital.

There is no assurance that the Company will be successful in raising sufficient funds to capitalize on the new opportunities presented and there is no assurance that the Company will be able to generate cash flow through operations. The ability of the Company to continue as a going concern is dependent on the success of these plans, and ultimately upon achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Summary of significant accounting policies:

Principles of consolidation

The Company's consolidated financial statements include the accounts of CITA Biomedical, Inc. and its wholly owned subsidiaries: CITA Americas, Inc, CubeCentral, and The CITA Foundation. All material intercompany accounts and transactions have been eliminated in consolidation. The CITA Foundation is inactive.

On March 29, 2000, the Company incorporated CubeCentral, a wholly owned subsidiary, to set up and manage the Company's Internet operations. CubeCentral plans to provide an interactive forum and on-line after care to persons affected by all types of addictions. CubeCentral's web site proposes to include information and counseling services as well as referrals for the detoxification services provided by the Company. All transactions of CubeCentral were accounted for on CITA Biomedical, Inc.'s books during the years ended December 31, 2001 and 2000. As of December 31, 2001, the CubeCentral web site was not operational.

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

Concentration of credit risk

The Company maintains its cash accounts at various financial institutions. The balances, at times, may exceed federally insured limits. At December 31, 2001, the Company had cash deposits totaling $103,455 that were not federally insured.

Cash and cash equivalents

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2001.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which is estimated to be three years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible assets

Intangible assets are stated net of accumulated amortization and include the rights to the UROD method, the use of the name CITA, and certain patent rights. The UROD method and trade name are amortized on a straight-line basis over ten years. Amortization expense for the year ended December 31, 2000 was $103,090 and $103,090 for the years ended December 31, 2001 and 2000, respectively.

The Company's patent, No. 6,103,734, was granted on August 15, 2000. The patent is amortized on a straight-line basis over twenty years. Amortization expense for the years ended December 31, 2001 and 2000 totaled $4,700 and 1,763, respectively.

Product (web site) development costs

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

If circumstances indicate that the carrying amount of an asset may not recoverable, the Company must estimate the future cash flows expected to result from the use of the assets and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by the asset less any future cash outflows expected to be necessary to obtain those inflows.

Deferred offering costs

Costs related to common stock offerings are recorded initially as a deferred asset until the offering is successfully completed, at which time the costs are reclassified as a reduction of gross proceeds in shareholders' equity. If the offering is unsuccessful, the costs are charged to operations.

Fair value of financial instruments

The Company's financial instruments, including cash, current liabilities, and short-term debt are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

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

Revenue recognition

The Company utilizes the accrual method of accounting whereby revenue is recognized when earned and expenses are recognized when incurred.

The Company receives payment from a patient prior to treatment. Partial refunds are only issued to patients if the client changes their mind about undergoing the procedure before the treatment has taken place.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. Pro forma disclosures have been included in Note 6.

Loss per share

The Company accounts for loss per share in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of December 31 2001, there were 4,700,000 stock options that were not included in the calculation of net loss per share-diluted because they were antidilutive.

(2)      Related Party Transactions

As of December 31, 2000, the Company owed an officer/director of the Company $218,101 for working capital advances. During the year ended December 31, 2001 the officer/director advanced the Company and additional $95,000 for working capital. The Company repaid the officer/director $111,925 during the year ended December 31, 2001. The amount due to the officer/director of $201,176 is included in the accompanying consolidated financial statements as indebtedness to related party.

During the year ended December 31, 2000, the Company rented office space from an officer. The Company paid the officer $25,125 for rent during the year ended December 31, 2000. The $25,125 is included in the accompanying consolidated financial statements as rent, related party.

(3)      Property and Equipment

Property and equipment consisted of the following at December 31, 2001:

Computer and office equipment                                  $ 92,521
Web site software                                               823,307
                                                         ---------------
                                                                915,828
Less: accumulated depreciation and amortization                (341,608)
                                                         ---------------
                                                                574,220
Less: Impairment charge on web site                            (549,628)
                                                         ---------------
                                                               $ 24,592
                                                         ===============

Depreciation and amortization expense for the years ended December 31, 2001 and 2000 totaled $290,545 and $19,706, respectively.

Impairment - Web site

In the fourth quarter of 2001, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $549,628 for the write-off of unamortized web site software costs.

 (4)     Intangible Assets

Intangible assets consisted of the following at December 31, 2001:

Trade name and UROD rights                         $ 1,030,900
Patent                                                  94,000
                                                  -------------
                                                     1,124,900
Less: accumulated amortization                        (400,777)
                                                  -------------
                                                       724,123
Less: Impairment charges on trade name,
   UROD and patent                                    (684,603)
                                                  -------------
                                                      $ 39,520
                                                  =============

Amortization expense for the years ended December 31, 2001 and 2000 totaled $107,790 and $104,853, respectively.

Impairment - UROD method, trade name and patent

In the fourth quarter of 2001, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $684,603. These charges include the write-off of unamortized patent costs of $87,536 and a $597,067 UROD and trade name asset impairment.

(5)      Short-Term Debt

During the years ended December 31, 2001 and 2000, the Company borrowed approximately $128,147 and $112,875, respectively, from certain unrelated third parties. The loans are non-interest bearing and are due on demand. The Company made repayments on the loans of $73,072 during the year ended December 31, 2001. The loans increased the balance owed on short-term debt to $397,879 as of December 31, 2001, which is included in the accompanying consolidated financial statements as short-term loans payable.

 (6)     Shareholders' Equity

Preferred Stock

The Company is authorized to issue thirty million shares of $1.00 par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Common Stock

2001

During the year ended December 31, 2001, the Company sold 12,324,435 shares of its $.01 par value common stock for $1,125,021 ($.091 per share). The stock sales were conducted in reliance on the exemption from federal securities registration requirements provided by Regulation S under the Securities Exchange Act of 1934.

During the year ended December 31, 2001, the Company issued 100,000 shares of its common stock as payment for software consulting services performed on behalf of the Company. The market value of the common stock on the date of issuance was $.15 per share. The Company recorded $15,000 of stock-based compensation related to the stock issuance.

2000

During the year ended December 31, 2000, the Company sold 14,920,812 shares of its $.01 par value common stock for $2,331,664 ($.156 per share). The stock sales were conducted in reliance on the exemption from federal securities registration requirements provided by Regulation S under the Securities Exchange Act of 1934.

During the year ended December 31, 2000, the Company issued 562,647 shares of its common stock as payment for advances and accrued interest totaling $99,000 ($.176 per share).

During the year ended December 31, 2000, the Company issued 70,000 shares of its common stock as payment for general and administrative services performed on behalf of the Company. The market value of the common stock on the date of issuance was $.39 per share. The Company recorded $27,300 of stock-based compensation related to the stock issuance.

During the year ended December 31, 2000, the Company issued 852,500 shares of its common stock as payment for general and administrative services performed on behalf of the Company. The market value of the common stock on the date of issuance was $.25 per share. The Company recorded $213,125 of stock-based compensation related to the stock issuance.

Common stock options

The Company has adopted an incentive and non-qualified stock option and stock issuance plan for the benefit of key personnel and others providing significant services. An aggregate of 5,000,000 shares of common stock has been reserved under the plan. There were 2,500,000 options outstanding under this plan as of December 31, 2001. All 2,500,000 options were granted during the year ended December 31, 2000. According to the Company's policy, options granted to non-employees are accounted for under the fair value method, while options granted to employees and directors are accounted for using the intrinsic method.

In addition, on June 29, 1998, the Board of Directors granted options to the Company's president and secretary for 2,000,000 and 200,000 shares of its common stock, respectively, exercisable at $.275 per share. The options are fully vested and expire on June 29, 2003. The options were priced at 110 percent of the market value of the Company's common stock as of the date of grant.

Option Pricing Model

The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0 percent, expected volatility of 80 percent, expected life of five years, and no expected dividends. During the year ended December 31, 2000, the weighted average exercise price and fair value of options granted was $.307 and $.233, respectively, on the date of grant.

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

Options granted to employees accounted for under the intrinsic method

On December 29, 2000 the Company granted employees options to purchase 1,900,000 shares of the Company's common stock. The options vest over a period of four years commencing on the employees hire date. On December 29, 2000 the fair value of the stock was $.344. The options are exercisable at $.340 and expire on December 29, 2005. Stock-based compensation totaling $641 was recorded on the options vested as of December 31, 2000. Deferred compensation totaling $6,579 was also recorded as of December 31, 2000.

During the year ended December 31, 2001, $1,805 of the deferred compensation was expensed as stock-based compensation for options that vested during 2001.

Options granted to non-employees accounted for under the fair value method

On December 29, 2000 the Company entered into agreements with three unrelated third party consultants to provide technical advisory services, software development services, and consulting services to the Company. The Company granted the consultants options to purchase 450,000 shares of the Company's common stock. The options vest over a period of four years. On December 29, 2000 the fair value of the stock was $.3438. The options are exercisable at $.3400 and expire on December 29, 2005. The Company determined the fair value of the options in accordance with SFAS 123 to be $.292. No stock-based compensation was recorded on the options as no significant portion of the options were vested as of December 31, 2000; however deferred compensation totaling $131,400 was recorded as of December 31, 2000.

During the year ended December 31, 2001, $32,850 of the deferred compensation was expensed as stock-based compensation for options that vested during 2001.

On December 31, 2000 the Company entered into an agreement with an unrelated third party consultant to provide technical advisory services to the Company. The Company granted the consultant fully vested options to purchase 150,000 shares of the Company's common stock. On December 31, 2000 the fair value of the stock was $.344. The options are exercisable at $.25 and expire on December 29, 2005. The Company determined the fair value of the options in accordance with SFAS 123 to be $.301 and recorded stock-based compensation expense of $45,150 in the accompanying consolidated financial statements.

Pro forma

On December 29, 2000 the Company granted employees options to purchase 1,900,000 shares of the Company's common stock. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                       December 31,
                                             ---------------------------------
                                              2001                2000
                                             -------------  ------------------
Net loss, as reported                        $ (3,271,213)       $ (2,231,201)
   Decrease due to:
       Employee stock options                    (171,550)             (3,480)
                                             -------------  ------------------
Pro forma net loss                           $ (3,442,763)       $ (2,234,681)
                                             =============  ==================
As reported:
    Net loss per share - basic and diluted        $ (0.11)            $ (0.15)
                                             =============  ==================
Pro Forma:
    Net loss per share - basic and diluted        $ (0.12)            $ (0.15)
                                             =============  ==================


Options granted to employees accounted for under the fair value method

Summary

A summary of the status of the Company's stock option awards as of December 31, 2001, and the changes during the years ended December 31, 2001 and 2000 are presented below:

Fixed Options                                           Number
----------------------------------------------------------------
Outstanding at January 1, 2000                        2,200,000
Granted                                               2,500,000
Exercised                                                     -
Canceled                                                      -
                                                ----------------
Outstanding at December 31, 2000                      4,700,000
Granted                                                       -
Exercised                                                     -
Canceled                                                      -
                                                ----------------
Outstanding at December 31, 2001                      4,700,000
                                                ================

(7)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 2001 and 2000:

                                            2001         2000
                                        -------------- -------------
U.S. federal statutory graduated rate          34.00%        34.00%
State income tax rate,
  net of federal benefit                        5.83%         5.83%
Net operating loss for which no tax
  benefit is currently available              -39.83%       -39.83%
                                        -------------- -------------
                                        -------------- -------------
                                                0.00%         0.00%
                                        ============== =============


At December 31, 2001, deferred tax assets consisted of a net tax asset of $2,564,278, due to operating loss carryforwards of approximately $10,277,737, which was fully allowed for, in the valuation allowance of $2,564,278. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2001 and 2000 totaled $1,302,238 and $888,786, respectively. The current tax benefit also totaled $1,302,238 and $888,786 for the years ended December 31, 2001 and 2000, respectively. The net operating loss carryforward expires through the year 2021.

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

(8)      Contingencies

Litigation

The Company is involved in other various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would not be material to the Company's financial position.