Form 10QSB
period 2002-06-30
CITA BIOMEDICAL INC
filed 2002-08-20
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2002            Commission File Number 0-109659
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
Yes    ____X_____        No  _________
           -


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value                       49,552,293
----------------------------                       ----------
               Class               Number of shares outstanding at June 30, 2002

     PART I. Item 1. FINANCIAL INFORMATION
     -------        ----------------------

                              CITA BIOMEDICAL, INC.

                      Condensed Consolidated Balance sheet
                                   (Unaudited)

                                  June 30, 2002

     Assets
     Current assets:
            Cash.............................................                                  $  177,264
            Prepaid expenses.................................                                         -
                                                                                    -----------------------------
                                         Total current assets

     Property and equipment, net..........................                                         15,047
     Intangible assets, net...............................                                         51,581
     Deposits.............................................                                         15,662
                                                                                    -----------------------------

                                                                                               $  259,554
                                                                                    =============================

     Liabilities and Shareholder's Deficit
     Current liabilities:
            Accounts payable and accrued liabilities.........                                  $2,412,328
            Line of credit...................................                                         -
            Short-term loans.................................                                      90,936
            Advances payable to officer (Note B).............                                     172,176
                                                                                    -----------------------------
                                         Total current liabilities                              2,675,440
                                                                                    -----------------------------

     Shareholder's deficit (Note C):
            Preferred stock..................................                                        -
            Common stock.....................................                                     495,523
            Additional paid-in capital.......................                                   8,517,350
            Stock options....................................                                     183,770
            Deferred compensation............................                                    (103,324)
            Accumulated deficit..............................                                 (11,509,205)
                                                                                    -----------------------------
                                         Total shareholder's deficit                           (2,415,886)
                                                                                    -----------------------------

                                                                                               $  259,554
                                                                                    =============================


                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                         ---------------------------------------------------------------------------------
                                                  2002                 2001                 2002              2001
                                         ---------------------------------------------------------------------------------
Sales and revenues, net                           $   65,300         $  142,030             $ 165,209       $  199,483
Cost of sales and revenues                           (39,572)          ( 88,360)              (88,761)        (126,685)
                                         ---------------------------------------------------------------------------------
                             Gross profit             25,728             53,670                76,448          72,798

Operating expenses:
 General and administrative                          397,256            728,399               998,730        1,298,582
 License Expense                                     250,000               -                  300,000                -
 Depreciation                                          4,772            109,828                 9,544          219,656
                                         ---------------------------------------------------------------------------------
                 Total operating expenses            652,028            838,227             1,308,274        1,518,238
                                         ---------------------------------------------------------------------------------
                     Loss from operations           (626,300)          (784,557)           (1,231,826)      (1,445,440)
                                         ---------------------------------------------------------------------------------

Interest expense                                        -             (1,627)                  -                (3,330)
Gain on accounts payable write off                      -             32,233                   -                32,233
Interest income                                         -              5,667                    1,083           12,813
                                         ---------------------------------------------------------------------------------
                 Loss before income taxes           (626,301)          (748,284)           (1,230,743)      (1,403,724)

Provision for income taxes                                 -                  -                      -               -
                                         ---------------------------------------------------------------------------------

                                 Net loss        $  (626,301)        $ (748,284)           $(1,230,743)     $(1,403,724)
                                         =================================================================================

Basic and diluted loss per common share              $(0.01)        $     (0.02)                $(0.03)    $     (0.05)
                                         =================================================================================
 Basic and diluted weighted average               48,885,620          30,696,953            46,124,279        28,953,997
 common shares outstanding
                                         =================================================================================

           See accompanying notes to consolidated financial statements

                              CITA BIOMEDICAL, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                               ------------------------------------------------------
                                                                               2002                       2001
                                                               ------------------------------------------------------
                          Net cash used in operating activities        $      (334,485)             $  (1,175,260)
                                                               ------------------------------------------------------

         Cash flows from investing activities:
          Equipment purchases................                                   (  -  )                    (4,219)
                                                               ------------------------------------------------------
                          Net cash used in investing activities                 (  -  )                    (4,219)
                                                               ------------------------------------------------------

         Cash flows from financing activities:
          Proceeds from line of credit......                                       -                       92,575
          Proceeds from sale of common stock                                   327,000                    977,280
          Repayment of officer's advances (Note
          B)...........................                                        (29,000)                   (75,647)
          Proceeds from working capital
          advances...........................                                      -                         -
                                                               ------------------------------------------------------
                      Net cash provided by financing activities                298,000                    994,208
                                                               ------------------------------------------------------

         Net change in cash.................                                  ( 36,485)                  (185,271)
         Cash, beginning of period..........                                   213,749                    472,885
                                                               ------------------------------------------------------

                                            Cash, end of period        $       177,264            $       287,614
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
                                                               ======================================================

           See accompanying notes to consolidated financial statements

                              CITA BIOMEDICAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note A:  Basis of presentation

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual Form 10-KSB report dated December 31, 2001 and should be read in conjunction with the notes thereto.

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


Note B:  Related party transactions

During the six months ended June 30, 2002, the Company repaid an officer $29,000 related to working capital previously advanced to the Company. As of June 30, 2002, the remaining balance owed to the officer totaled $172,176, which is included in the accompanying condensed consolidated balance sheet as advances payable to officer.

Note C: Shareholders' Deficit

During the six months ended June 30, 2002, the Company sold 9,334,023 shares of its $.01 par value common stock for $655,177. ($.07 per share).

Note D: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2002 resulting in deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $0 in income taxes.

Note E:  Shareholders' Deficit


During the six months ended June 30, 2002, the Company sold 4,292,879 shares of its $.01 par value common stock for $247,000 ($.057 per share). The stock sales were conducted in reliance on the exemption from federal securities registration requirements provided by Regulation S under Securities Exchange Act of 1934.


During the six months ended June 30, 2002, the Company sold 2,000,000 shares of its $.01 par value common stock for $100,000 ($.05 per share) in reduction in debt owed by the Company to the same entity. The stock sales were conducted in reliance on the exemption from federal securities registration requirements provided by Regulation S under Securities Exchange Act of 1934.

During the three months ended March 31, 2002, the Company issued 3,041,144 shares of its common stock for consulting services performed on behalf of the Company. The market value of the common stock on the date of issuance was $.10 per share. The stock sales were conducted in reliance on the exemption from federal securities registration requirements provided by Regulation S under Securities Exchange Act of 1934.


Following is a schedule of changes in shareholders' deficit for the six months ended June 30, 2002.



                  Condensed Consolidated Shareholders' Deficit
                                   (unaudited)
                        January 1, 2002 to June 30, 2002



                          Preferred Stock       Common Stock        Additional
                          ---------------       ------------        Paid-in     Stock       Deferred   Accumulated
                      Shares    Amount     Shares      Par Value    Capital    Options    Compensation   Deficit       Total
                      ------    ------     ------      ---------    -------    -------    ------------   -------       -----
Balance, January
1, 2002........             -          -   40,218,270    $402,183    $7,955,513  $183,770  $(103,324)   $(10,278,460)  $(1,840,318)

Sale of common
stock ($.057 per         -         -        4,292,879      42,929       204,071       -          -               -         247,000
share)........

Common stock sold                           2,000,000      20,000        80,000                                            100,000
for reduction
in debt

Common stock issued                         3,041,144      30,411       277,766                                            308,177
in exchange for
services ($.10/share

Net loss for the six
months ended June 30,
2002.......                 -          -            -           -             -         -          -    $(1,230,744)   $(1,230,744)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                            -          -   49,552,293    $495,523    $8,517,350  $183,770  $(103,324)   $(11,509,204)  $(2,415,885)
  Balance, June 30,
               2002
------------------------------------------------------------------------------------------------------------------------------


PART I.  Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002 the Company had cash of $177,264. During the six months ended June 30, 2002, the Company repaid an officer $29,000 related to working capital previously advanced to the Company. The Company anticipates financing its operations from net cash flow from operations and third party financing. The Company intends to explore all options available to it with respect to such potential financing.


RESULTS OF OPERATIONS

Revenue

         The Company's net revenues for the three months ended June 30, 2002 were $65,300. Net revenues for the six months ended June 30, 2001 were $166,291 compared to $199,483 for the six months ended June 30, 2001. Essentially all of this revenue was derived from procedures performed by physicians licensed to perform the Company's patented UROD(R) process.

Cost of Revenue

         The Company's cost of revenues for the three months ended June 30, 2002 was $39,572, compared to $49,189 in the first quarter. The gross profit for the second quarter was $25,728, for a gross profit margin of 39 percent. This compares to a gross profit margin of 50 percent for the first quarter.

         The cost of revenues for the six months ended June 30, 2002 was $88,761 compared to $126,685 for the six months ended June 30, 2001. This resulted in a gross profit of $76,448 for the six months ended June 30, 2002, for a gross profit margin of approximately 46 percent. The gross profit for the six months ended June 30, 2000 was $72,798, for a gross profit margin of approximately 36 percent.

Other Operating Expenses

         General and administrative expenses for the three months ended June 30, 2002 were $397,256 compared to $728,399 for the three months ended June 30, 2001.

         General and administrative expenses during the six months ended June 30, 2002 totaled $998,730 compared to $1,298,582 for the six months ended June 30, 2001. In addition to the expenses described above, the Company incurred $300,000 in license fees compared to zero dollars the first half of 2001.

         The Company incurred depreciation and amortization expenses of $9,544 for the six months ended June 30, 2002 as compared to $219,656 for the six months ended June 30, 2001. This decrease is due primarily to the fact that the Company experienced an impairment loss on its web site development costs and these assets were reduced to zero value on December 31, 2001.

         The sum of the above resulted in a net loss of $1,231,826 for the six months ended June 30, 2002 as compared to a net loss of $1,403,724 for the six months ended June 30, 2001.


FINANCIAL CONDITION

         The Company has experienced losses since 1994 and expenses continue to exceed revenues. Despite additional capital raised through the sale of shares of the Company's Common Stock, the Company's financial statements show a negative net worth at June 30, 2002. In the aggregate, these indicators raise concerns about the Company's ability to continue as a going concern, although management believes that cost cutting, revenue expansion and financing activities in combination will enable the Company to continue and achieve a positive cash flow from operations during the year 2002.

         The Company is actively pursuing the introduction of new treatments for alcohol and cocaine addiction. There is no assurance that such efforts will be fruitful, or that they will provide sufficient working capital.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  No response required.


Item 2. Sales of Securities. During the six months ended June 30, 2002, the Company sold 9,334,023 shares of its Common Stock for an aggregate price of $655,177 in cash and value of services.

The securities were offered and sold pursuant to Regulation S under Section 4(2) of the Securities Act of 1933, as amended, to private individuals outside the United States. No underwriter was engaged in connection with the offer or sale of the securities.

Items 3 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

      (a) No exhibits provided.

         (b) The Company filed no reports on Form 8-K during the six months ended June 30, 2002.



SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended June 30, 2002 and 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CITA Biomedical, Inc.

                                  (Registrant)

DATE: August 20, 2002                 BY:/s/Joseph Dunn
                                   ------------------------------------
                                   Joseph Dunn
                                   President, Chief Executive Officer
                                   and Chief Financial Officer