Form 10QSB
period 2002-09-30
CITA BIOMEDICAL INC
filed 2002-12-13
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended September 30, 2002 Commission File Number 0-109659

                              CITA BIOMEDICAL, INC.

             (Exact name of registrant as specified in its charter)



         COLORADO                                  93-0962072
         --------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



9025 Wilshire Boulevard Suite 301 Beverly Hills, CA          95030
---------------------------------------------------          -----
    (Address of administrative offices)                     (Zip code)


                                 (310) 550-4971
              (Registrant's telephone number, including area code)


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
Yes ____X_____ No _________

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, $.01 par value                    55,377,273
----------------------------                    ----------
          Class               Number of shares outstanding at Sep. 30, 2002

                                      INDEX


PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements                                           Page 3

     Condensed consolidated balance sheet, September 30, 2002
      (unaudited).                                                       Page 3

     Condensed consolidated statements of operations, three and nine months ended September 30, 2002 (unaudited) and three
      and nine months ended September 30, 2001 (unaudited)               Page 4

     Condensed consolidated statements of cash flows, nine
      months ended September 30, 2002 (unaudited) and nine
      months ended
      September 30, 2001 (unaudited)                                     Page 5

     Notes to condensed consolidated financial statements                Page 5

  Item 2. Management's Discussion and Analysis                           Page 7

PART II OTHER FINANCIAL INFORMATION

  Item 1. Legal Proceedings                                             Page 10

  Item 2. Changes in Securities                                         Page 10

  Item 3. Defaults Upon Senior Securities                               Page 10

  Item 4. Submission of Matters to a Vote of Security Holders           Page 10

  Item 5. Other Information                                             Page 10

  Item 6. Exhibits and Reports on Form 8-K                              Page 11

PART III CERTIFICATION                                                  Page 12

FORM 10-QSB
3RD QUARTER
                      PART I. Item 1. FINANCIAL INFORMATION

                              CITA BIOMEDICAL, INC.
                      Condensed Consolidated Balance sheet
                                   (Unaudited)

                                                                  September 30, 2002
         Assets
          Current assets:
           Cash                                                   $          34,005

                                                                 ---------------------
           Total current assets                                             34,005

           Property and equipment, net                                      10,276
           Intangible assets, net                                           50,405
                                                                 ---------------------
                                                                  $         94,686
                                                                 =====================

         Liabilities and Shareholder's Deficit (Note D)
          Current liabilities:
           Accounts payable and accrued liabilities               $      2,465,363
           Short-term loans                                                422,915
           Advances payable to officer (Note B)                            154,176
                                                                 ---------------------
           Total current liabilities                                     3,042,454
                                                                 ---------------------

         Shareholder's deficit (Note E)
           Common stock                                                    553,773
           Additional paid-in capital                                    8,610,101
           Stock options                                                   183,770
           Deferred compensation                                          (103,324)
           Accumulated deficit                                         (12,192,088)
                                                                 ---------------------
           Total shareholder's deficit                                   (2,947,768)
                                                                 ---------------------
                                                                  $          94,686
                                                                 =====================

      See accompanying notes to unaudited condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                     Three Months Ended                       Nine Months Ended
                                                       September 30,                            September 30,
                                         ---------------------------------------------------------------------------------
                                                  2002                 2001                 2002              2001
                                         ---------------------------------------------------------------------------------
Sales and revenues, net                          $    83,000         $   96,000            $  248,209       $  295,483
Cost of sales and revenues                            39,744             58,560               128,505          185,245
                                         ---------------------------------------------------------------------------------
                             Gross profit             43,256             37,440               119,704          110,238

Operating expenses:
 General and administrative                          736,980            507,588             2,019,063        1,806,170
 Depreciation                                          5,948            107,852                15,492          327,508
                                         ---------------------------------------------------------------------------------
                 Total operating expenses            742,928            615,440             2,034,555        2,133,678
                                         ---------------------------------------------------------------------------------
                     Loss from operations           (699,672)          (578,000)           (1,914,851)      (2,023,440)
                                         ---------------------------------------------------------------------------------

Interest expense                                           -             (1,745)                    -           (5,075)
Gain on accounts payable write off                         -                  -                     -           32,233
Interest income                                         (958)             1,571                 1,224           14,384
                                         ---------------------------------------------------------------------------------
                 Loss before income taxes           (700,630)          (578,174)           (1,913,627)      (1,981,898)

Provision for income taxes                                 -                  -                      -               -
                                         ---------------------------------------------------------------------------------

                                 Net loss        $  (700,630)          (578,174)          $(1,913,627)     (1,981,898)
                                         =================================================================================

Basic and diluted loss per common share         $     (0.01)        $    (0.02)           $     (0.04)     $    (0.06)
                                         =================================================================================
 Basic and diluted weighted average               52,464,783         35,808,200            48,103,558       32,400,702
 common shares outstanding
                                         =================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                              CITA BIOMEDICAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                        Nine Months Ended
                                                                          September 30,
                                                      ------------------------------------------------------
                                                                      2002                       2001
                                                      ------------------------------------------------------
Net cash used in operating activities                         $      (724,745 )          $    (1,110,522)
                                                      ------------------------------------------------------

Cash flows from investing activities:                                       -                          -
 Equipment purchases                                                        -                     (4,219)
                                                      ------------------------------------------------------
Net cash used in investing activities                                       -                     (4,219)
                                                      ------------------------------------------------------

Cash flows from financing activities:
 Proceeds from line of credit                                               -                     95,009
 Proceeds from sale of common stock                                   498,001                  1,102,735
 Repayment of officer's advances (Note
 B)                                                                   (47,000)                   (75,647)
 Proceeds from working capital
 advances                                                                   -                          -
                                                      ------------------------------------------------------
Net cash provided by financing activities                             545,001                  1,122,097
                                                      ------------------------------------------------------

Net change in cash                                                   (179,744)                     7,356
Cash, beginning of period                                             213,749                    287,614
                                                      ------------------------------------------------------

Cash, end of period                                           $        34,005            $       294,970
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

         Note B: Related party transactions

         During the nine months ended September 30, 2002, the Company repaid an officer, Joseph Dunn, $47,000 related to working capital previously advanced to the Company. As of September 30, 2002, the remaining balance owed to the officer totaled $154,176, which is included in the accompanying condensed consolidated balance sheet as advances payable to officer. The amount advanced to the Company by the officer bears no interest rate, is due on demand, and matures on September 30, 2003.



         Note C: Income taxes

         The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2002 resulting in a deferred tax asset, which was fully allowed for by a valuation allowance; therefore, the net benefit and expense resulted in no income tax liability.



         Note D: License Agreement Included in Accrued Liabilities

         The Company entered into a licensing agreement with CITA, S.L., a Spanish corporation ("CITA SL") for the Detoxification and NeuronAdaptation ("DNA") for addictions Intellectual Property in November 2001. The DNA license agreement requires the Company to make royalty payments of $1,000 for each patient treated up to 5,000 patient's treatments. After 5,000 patient treatments the royalty payment is reduced to $500.00 per patient treatment (less than 50 patients treated thus far under this agreement). There was a minimum royalty payment in the first year of $1,000,000 that the Company has renegotiated to a value of $500,000 in cash and stock in the following manner:

         Cash payments of: $50,000 in Quarter 2, 2002; $50,000 in Quarter 4, 2002; $100,000 in Quarter 1, 2003. Issue shares of Restricted Common Stock at market value in lieu of cash payments for the value of:
         8,000,000 shares to be issued for a cash value of $200,000 in Quarter 4, 2002; Between 2,500,000 and 5,000,000 shares to be issued for a cash value of $100,000 in Quarter 1, 2003.

         In the second year the agreement requires the Company to make a minimum royalty payment of $2,000,000. The Company also has an option to acquire the DNA Intellectual Property, within two years of the closing date of the agreement, for a purchase price of $5,000,000 plus the payment of continuing royalties of $500 per patient treatment in perpetuity. However, the Company is in the process of renegotiating this second year payment and the acquisition of the DNA Intellectual Property with CITA, S.L.

                          Note E: Stockholders' Deficit

     Following is the statement of changes in shareholders' deficit for the nine months ended September 30, 2002:






                        Preferred Stock      Common Stock
                        ---------------      ------------          Paid-in        Stock       Deferred    Accumulated
                    Shares    Amount      Shares      Par Value    Capital       Options    Compensation    Deficit       Total
                    ------    ------      ------     ---------    -------        -------    ------------    -------       -----

Balance, January
1, 2002                   -          -   40,218,270   $402,183    $7,955,513    $183,770    $(103,324)   $(10,278,460)  $(1,840,318)

Sale of common
stock ($.039 per
share)                    -          -   10,117,859    101,179       296,822           -            -               -        398,001


Common Stock sold                         2,000,000     20,000        80,000           -            -               -        100,000
For reduction in
Debt

Common Stock issued                       3,041,144     30,411       277,766           -            -               -        308,177
In exchange for
Services ($.10) share


Net loss for
the nine
months ended
Sept. 30,
2002                     -          -             -          -             -            -            -    (1,913,627)    (1,913,627)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30,
2002                     -           -    55,377,273   $553,773    $8,610,101     $183,770    $(103,324) $(12,192,088)  $(2,947,768)
------------------------------------------------------------------------------------------------------------------------------------








              PART I. Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         LIQUIDITY AND CAPITAL RESOURCES

         Cash

         At September 30, 2002 the Company's cash ending balance was $34,005 as compared to $294,970 at September 30, 2001. The decrease of $260,965 was primarily due to the Company having lower cash from operations due to lower revenue and lower new capital invested in the Company, which amounted to $156,965, for the nine months ended September 30, 2002 as compared to the same period ended September 30, 2001. In addition, the Company was required by IBM Credit Corporation ("IBM") to pay off a credit lease line for computer hardware and software that was secured by an irrevocable letter of credit in the amount of $184,978. The pay off required by IBM was the result of the Company being unable to make its monthly payments due to insufficient working capital. The actual impact on cash was $104,000 with the remaining $80,978 being borrowed from Bank of America. (refer to LIABILITIES, Short-term loans)

         Property and equipment (net of depreciation)

         At September 30, 2002 the Company had Property and equipment, net of depreciation of $10,276 as compared to $630,809 at September 30, 2001. This decrease is primarily due to the Company writing-off the value of their web site software and software development costs in the fourth quarter of 2001.

         Intangible assets (net of amortization)

         At September 30, 2002 the Company had Intangible assets, net of amortization of $50,405 as compared to $723,213 at September 30, 2001. This decrease is primarily due to the Company writing-off a significant portion of the UROD(R) method, trade name, and patent costs in the fourth quarter of 2001.

         LIABILITIES

         Accounts payable and accrued liabilities

         At September 30, 2002 the Company had Accounts payable and accrued liabilities of $2,465,363 as compared to $1,743,154 at September 30, 2001. This increase is due primarily to the obligations under the licensing agreement for minimum royalty payments or $550,000 of the total $722,209 increase.

         The accounts payable is primarily comprised of legal fees and costs supporting the web site development incurred in years 2001 and 2000.

         The accrued liabilities are primarily comprised of payments due to the Company's three employees for salaries, CITA.S.L. for royalties, (refer to Item 5 Other Information, License Agreement) and consultant's fees, accrued but not paid, that the Company has engaged for various administrative, marketing, operational, and sales activities. The Company has been unable to pay a significant portion of these expenses due to inadequate working capital from ongoing operations and investment activities.

         Short-term loans

         At September 30, 2002 the Company had Short-term loans of $422,915 as compared to $350,804 at September 30, 2001. The increase of $72,111 is listed in the table below.

         The Company has short-term loans with the following corporations and individuals with the terms as follows:

                                      September 30, 2002          September 30, 2001          Difference
                                      ------------------          ------------------          ----------

         Isaka Investments/Others       $   271,000                  $     350,804            $   (79,804)
         Bank of America                     80,978                             -                  80,978
         Private individual (A)              41,437                             -                  41,437
         Private individual (B)              17,500                             -                  17,500
         Private individual (C)              12,000                             -                  12,000
         ------------------------------------------------------------------------------------------------
         Total Short-term loans         $   422,915                  $     350,804            $    72,111

         The loan with Isaka Investments bears no interest rate and is due on demand and matures on September 30, 2003.

         The loan with Bank of America bears no interest rate and is due on demand and matures on December 31, 2002.

         The loan from private individual (A) bears a nominal interest rate and is due on demand and matures on December 31, 2004.

         The loan from private individual (B) bears a nominal interest rate and is due on demand and matures on December 31, 2004.

         The loan from private individual (C) bears a nominal interest rate and is due on demand and matures on December 31, 2003.

         RESULTS OF OPERATIONS

         Revenue

         The Company recognizes revenue at the time the patient is treated in the full amount of the treatment (specific performance method). The Company, in most cases receives payment from the patient prior to the treatment being performed.


         The Company's net revenues for the nine months ended September 30, 2002 were $248,209 compared to $295,483 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, $219,432 or 88% of the revenue was derived from treatments administered by physicians licensed to perform the Company's patented UROD(R) process. New treatments using the DNA process for alcohol and cocaine were introduced during the third quarter of 2002 accounted for the remainder of revenue. However, the lower revenue for the period ended September 30, 2002 as compared to September 30, 2001 was primarily due to a lower number of patients utilizing the Company's UROD(R) treatment process.

         The Company's net revenues for the three months ended September 30, 2002 were $83,000 compared to $96,000 for the three months ended September 30, 2001. This decrease was primarily due to the Company discontinuing its treatment operations in Chicago, Illinois.

         Cost of Revenue

         The Company recognizes cost of revenue at the time the patient is treated. Cost of revenue is comprised of fees paid to the administrating physician and/or nurse; treatments center charges and medications used in treatments.

         The Company's cost of revenue for the nine months ended September 30, 2002 were $128,505 compared to $185,245 for the nine months ended September 30, 2001. $123,005 or 95 percent of this cost of revenue was derived from treatment procedures performed by physicians licensed to perform the Company's patented UROD(R) process.

         The Company's cost of revenue for the three months ended September 30, 2002 were $39,744 compared to $58,560 for the three months ended September 30, 2001. This reduction is primarily due to reduced spending to support multiple centers.

         The Company has been unable to pay portions of these cost of revenue expenses, in a timely manner, due to inadequate working capital from ongoing operations and investment activities, therefore these expenses are reflected in the Company's accounts payable on the Balance Sheet.

         Other Operating Expenses

         General and Administrative Expenses

         The Company's general and administrative expenses for the nine months ended September 30, 2002 were $2,019,063 compared to $1,806,170 for the nine months ended September 30, 2001. All of this increase is attributable to the costs for the licensing agreement of $600,000.

         The Company's general and administrative expenses for the three months ended September 30, 2002 were $736,980 compared to $507,588 for the three months ended September 30, 2001. Similarly, this increase is attributable to the costs recorded in the quarter for the minimum licensing royalty payment of $300,000.

         Depreciation

         The Company's depreciation expense for the nine months ended September 30, 2002 were $15,492 compared to $327,508 for the nine months ended September 30, 2001.

         The Company's depreciation expense for the three months ended September 30, 2002 were $5,948 compared to $107,852 for the three months ended September 30, 2001.

         Depreciation expense is lower for the nine and three months ended September 30, 2002 as compared to the same period for 2001 due to the Company writing-off the value of their web site software costs in the fourth quarter of 2001.

         FINANCIAL CONDITION

         The Company has experienced losses since 1994, and expenses continue to exceed revenues. Despite additional capital raised through the sale of shares of the Company's Common Stock, the Company's financial statements show a negative net worth for the period ended September 30, 2002. Although the Company has agreed in principle to the terms of an agreement to purchase technology which will permit the Company to enter new markets, in the aggregate, these financial indicators raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is actively pursuing new operating centers and alliances with other organizations in the addiction treatment field, which management believes will provide positive working capital. The Company believes that these factors will make the Company more attractive to prospective investors and business partners. However, there is no assurance that outside parties will share this view, or that the Company will be successful in raising sufficient additional capital to capitalize on these opportunities.

         The Company faces substantial risk if the Company is unsuccessful in raising additional capital and may not be able to make payments for services rendered under accounts payable, accrued liabilities, and short-term loans (refer to the Balance Sheet: Liabilities) made in the past. Therefore, the Company may have to file for Chapter 11 bankruptcy protection in the very near future.

                           PART II - OTHER INFORMATION

         This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) with respect to future events, the outcome of which is subject to certain risks.

         Item 1. LEGAL PROCEEDINGS

         The Company is involved in various claims and lawsuits arising from its inability to pay for contracts entered into and/or services rendered. Management believes that any financial responsibility that could be incurred in the settlement of such claims and lawsuits would be more adverse to the Company's current financial position. (Refer to Financial Condition above)

         Item 2. SALES OF SECURITIES

         During the nine months ended September 30, 2002, the Company issued 15,159,003 shares of its Common Stock for an aggregate price of $806,178. However, after broker commissions and other costs associated with the sale of the Company's Common Stock the net proceeds to the Company were $498,001.

         The stock sales were conducted in reliance on the exemption from federal securities registration requirements provided by Regulation S under Securities Exchange Act of 1934.

         Item 3. DEFAULTS UPON SENIOR SECURITIES

         The Company has no defaults upon senior securities.

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has no security holders, therefore no submission of matters were required to a vote.

         Item 5. OTHER INFORMATION

         Acquisition of Alternative Tobacco Products, Inc.

         In November 2001 the Company entered into a Stock Purchase Agreement, to acquire Alternative Tobacco Products, Inc. ("AltTPro"), a developer of products to assist individuals addicted to nicotine from cigarettes and other tobacco-related products. The Company also entered into an Employment Agreement (refer to Employment Agreement for VP of R&D in Employment Agreements section below) and Confidentiality Agreement with the Chief Executive Officer, John Bancroft of AltTPro.

         In February 2002 AltTPro terminated the Stock Purchase Agreement with the Company due to the two companies being unable to agree upon the actual value of AltTPro. However, the Company continues to actively negotiate with AltTPro to enter into a new Stock Purchase Agreement and is confident an agreement will be made in the very near future.

         The Employment and Confidentiality Agreements between the Company and AltTPro remains intact.

         License Agreement

         The Company entered into a licensing agreement with from CITA, S.L., a Spanish corporation ("CITA SL") for the Detoxification and NeuronAdaptation ("DNA") for addictions Intellectual Property in November 2001. The DNA license agreement requires the Company to make royalty payments of $1,000 for each patient treated up to 5,000 patient's treatments. After 5,000 patient treatments the royalty payment is reduced to $500.00 per patient treatment (less than 50 patients treated thus far under this agreement). There was a minimum royalty payment in the first year of $1,000,000 that the Company has renegotiated to a value of $500,000 in cash and stock in the following manner:

                           Cash payments of:
                           $50,000 in Quarter 2, 2002;
                           Approximately $50,000 is planned to be made in Quarter 4, 2002; Approximately $100,000 is planned to be made in Quarter 1, 2003.
                           Issue shares of Restricted Common Stock at market value in lieu of cash payments for the value of:
                           8,000,000 shares are planned to be issued for a cash value of $200,000 in Quarter 4, 2002; Between 2,500,000 and 5,000,000 shares are planned to be issued for a cash value of $100,000 in Quarter 1, 2003.

         In the second year the agreement requires the Company to make a minimum royalty payment of $2,000,000. The Company also has an option to acquire the DNA Intellectual Property, within two years of the closing date of the agreement, for a purchase price of $5,000,000 plus the payment of continuing royalties of $500 per patient treatment in perpetuity. However, the Company is in the process of renegotiating this second year payment and the acquisition of the DNA Intellectual Property with CITA, S.L.

         Employment Agreements

         The Company entered into an employment agreement with its Vice President of Research and Development, John Bancroft, ("VP of R&D") in December 2001. The agreement requires the Company to pay the VP of R&D a minimum annual base salary of $150,000, bonuses aggregating up to two times the base salary, (at the discretion of the board of directors), health, dental and life insurance through November 2006. Under the terms of this employment agreement the Company retains the right to terminate the agreement at any time but, must first determine cause.

         The Company entered into an employment agreement with its Vice President of Marketing, Paula Pineda, ("VP of MKT") in September 2000. The agreement requires the Company to pay the VP of MKT.a minimum annual base salary of $120,000, bonuses aggregating at least $20,000 annually (additional bonuses are determined at the Company's discretion), health, dental and life insurance through August 2004. The agreement also requires the Company to issue 200,000 incentive stock options at a price determined by the Company's board of directors to vest over a 48 month period beginning in September 2000. Under the terms of this employment agreement the Company retains the right to terminate the agreement at any time with or without cause. However, if the Company terminates the agreement without cause the VP of MKT shall be paid a severance amount equal to 6 month's salary.

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         No exhibits provided by the Company.

         The Company filed no reports on Form 8-K during the nine months ended September 30, 2002.

                             PART III CERTIFICATION

         I, Joseph Dunn, certify that:

         I have reviewed this quarterly  report on Form 10-Q of CITA Biomedical,
         Inc.:

         This quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         The financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me and by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

              c)presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the board of directors (or persons performing the equivalent function):

              a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

              b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2002 and September 30, 2001 have been included.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Joseph Dunn

         ---------------------

         Name: Joseph Dunn
         Title: Chairman of the Board, Chief Executive Officer and Chief Financial Officer
         Date: December 13, 2002


         END OF FILING