Form 10KSB
period 2002-12-31
CITA BIOMEDICAL INC
filed 2003-04-17
CIK 700890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934     For the Fiscal Year Ended December 31, 2002

                          Commission File No. 0-109659



                              CITA BIOMEDICAL, INC.

            DELAWARE                                            93-0962072
- -------------------------------                             -----------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)


            20 East Main Street Suite 46 Los Gatos, California 95030
                    (Address of principal executive offices)

                    Issuer's telephone number: (408) 354-0506

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

Yes __X___ No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part M of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Issuer's revenues for the most recent fiscal year: $303,140.

The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $1,878,876. The aggregate market value was based upon the closing price for the shares of common stock as reported by NASDAQ as of December 31, 2002, the last trading day of the year.

Number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001: 75,155,057 shares of common stock and 0 shares of preferred stock.

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

In November, 2001, the Company entered an agreement with CITA S.L., a Spanish company operated by Dr. Juan Jose Legarda, the developer of CITA's UROD opiate addiction treatment program, whereby CITA acquired from CITA S.L. a license to certain technology, known as Detoxification and NeuroAdaptation ("DNA"),developed for the purpose of detoxifying persons habituated to alcohol and cocaine, as well as a neuron adaptation process designed to "reset" the nervous system of a habituated alcohol or cocaine user to its pre-habituation state. The Company believes that, provided it can obtain capital to permit it to implement the new technology, this license represents a major step in the Company's efforts to become a leading provider of products and services for the treatment of a wide variety of chemical addictions.

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

DNA for Cocaine and Crack Cocaine: There are over 237,000 patients in the United States who seek medical assistance for cocaine abuse every year. the Company has developed a Detoxification and NeuroAdaptation for Cocaine (DNA for Cocaine) offering that cleanses the body in a 2 day period, during which time cocaine is purged from the patient's body under rigorous and intensive medical supervision. Withdrawal symptoms are treated and suppressed during the detoxification procedure and immediately after it, ensuring the most comfortable transition for the patient possible. In its first nine months of use DNA for Cocaine and Crack Cocaine has a relapse rate of less than 25%. This is in contrast to the close to 70% relapse rate for people treated for cocaine and crack cocaine addiction by other means. Crack cocaine use makes up about one third of all cocaine use yet it constitutes over 67% of all cocaine users who seek treatment for substance abuse. $10,000 per treatment. Patents pending.

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

A. Traditional In-Patient Methods of Detoxification

Traditional forms of detoxification are generally conducted in an in-patient setting, in a hospital facility. Examples of such treatment centers include the following:

1. Hazelden Foundation: A 28 day program, which costs more than $20,000.
2. The Betty Ford Center: A 28 day program, which costs more than $20,000.
3. Cornerstone in New York: A 7-day detoxification treatment at an estimated cost of $4,000, with no outpatient follow up. (This is the most typical form of conventional detoxification treatment). Aftercare is billed separately, totaling approximately $7,000.
4. National Recovery Institute: A 14 to 28 day program costing approximately $250 per day (average total cost $5,000). This program uses group therapy and medication, including methadone. No follow up care after detoxification is complete is included in the cost of the program.
5. Methadone Maintenance: $4000-$8000 per year with patient remaining addicted.

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

                               Methadone Treatment

According to Federal guidelines, while the eventual goal of methadone programs is abstinence, it is recognized that some patients may need long-term methadone treatment. In practice, most programs encourage long-term methadone maintenance and do not encourage detoxification17. Not surprisingly, it is rare to find patients who have successfully detoxified from methadone without relapsing to opiate use18. In the TOPS study discussed above, which included almost 2,700 methadone maintenance patients, by 13 weeks, 32% of patients had dropped out of treatment, and by 26 weeks 48% had dropped out. Only 34% of patients remained in methadone program for over one year. Similar results were obtained in the DARPS study 19.

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

During the years 2001 and 2002, CITA was hampered in its efforts to promote the UROD program due to insufficient working capital. Until sufficient additional capital is available to it, CITA will be constrained and unable to engage in intensive promotion of its products.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases office suite consisting of approximately 700 square feet at 20 East Main Street, Suite 46, Los Gatos, CA 95030. However, certain Company personnel occupy space in licensed facilities where UROD and DNA procedures are performed, have small office spaces in their region, or telecommute.

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

There were no meetings of the shareholders in the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been listed for quotation in the Electronic Bulletin Board owned and maintained by NASDAQ, trading under the symbol "DTOX".

The number of record holders of Common Stock as of December 31, 2002 was approximately 2,740 including nominees of beneficial owners.

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

                                    Business

CITA is in the business of providing innovative treatment of addictions. The Company holds a patent for the Ultra Rapid Opiate Detoxification ("UROD") process, a non-invasive medical procedure administered under local anesthesia to detoxify patients addicted to opiates such as heroin, methadone, morphine, percodan, percocet, darvon and other narcotics. The procedure is performed over a four to seven hour period following which the patient has only residual opiates in his or her system. The patient then is required to undergo an intense psychotherapy recovery program. The Company generally charges a fee of $8,000 per UROD treatment.

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

                                    Revenues

The Company's revenues for 2002 were $303,140 compared to revenues of $545,521 in 2001. Essentially all of this revenue was derived from UROD treatments.

                                Cost of Revenues

The Company's cost of revenues in 2002 was $148,704 resulting in a gross profit of $154,435 or a gross profit margin of 50%. This compares to $287,460 cost of revenues in 2001, resulting in a gross profit of $258,061, or a gross profit margin of 47.0%.

                                 Other Expenses

General and administrative expenses in 2002 were $2,361,139. This compares to $1,858,180 for general and administrative costs in 2001. The Company incurred $19,088 in depreciation and amortization expenses in 2002 compared to $398,335 in 2001. The resulting total operating expenses of $2,380,227 in 2002 produced an operating loss of $2,225,182 compared with $3,827,861in total operating expenses in 2001 and an operating loss of $3,282,340.

                                Capital Resources

The Company raised $877,472 in sales of its common stock. The proceeds were used for marketing and operational expenses.

The Company finances its ongoing operations from net cash flow from operations and third party financing transactions. The Company continues to explore all options available to it with respect to such potential financing.

                               Effect of Inflation

Inflation did not have a significant effect on the operations of the Company in 2002, nor is it expected to have any significant effect on operations in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

                                                   See index beginning on page
F-l.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

There were no disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the 2002 fiscal year.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS



Name                           AGE             Position
------                         ---             -------
Joseph Dunn                    51              Chairman, CEO, President, CFO


Michael C. Hinton              55              Secretary, Director


Gary Zinn                      43              Director


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

ITEM 10. EXECUTIVE COMPENSATION

The Company did not pay any cash compensation in 2002. The Board of Directors has determined Mr. Dunn's cash compensation rate to be $180,000 per year, with an understanding that payment at this rate will commence when the Company has received adequate funding.

The Board further acknowledged that Mr. Dunn is due $860,000 in deferred wages. The Company anticipates that Mr. Dunn will accept stock in the Company in exchange for a significant portion of the amounts owed to him for deferred wages.

                           SUMMARY COMPENSATION TABLE




                                  Annual Compensation                    Long Term Compensation
                                 ---------------------                   ----------------------
Name and                                                                                                  All Other   n
Principal                                                                                                 Compen-satio
Position        Year                                                                                      ($)
--------------- -------- --------------------------------------- ---------------------------------------- ------------
                                                                            Awards              Payouts
--------------- -------- --------------------------------------- ----------------------------- ---------- ------------


                                                    Other
                                                    Annual       Restricted
                                                    Compen-sationStock          Securities     LTIP
                         Salary ($)                 ($)          Award(s) ($)   Underlying     Payouts
                                      Bonus ($)                                 Options/       ($)
                                                                                SARs (#)
--------------- -------- ------------ ------------- ------------ -------------- -------------- ---------- ------------
Joseph Dunn,    1999              0            0             0             0             0           0             0
President CEO
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
                2000        $12,000            0             0             0       500,000           0             0
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
                2001         $6,000            0             0             0             0           0             0
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
                2002         $    0            0             0             0             0           0             0
----------------------------------------------------------------------------------------------------------------------
Michael         1999              0            0             0             0             0           0             0
Hinton,
Secretary
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
                2000              0            0             0             0       200,000           0             0
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
                2001              0            0             0             0             0           0             0
--------------- -------- ------------ ------------- ------------ ------------- --------------- ---------- ------------
                2002              0            0             0             0             0           0             0
----------------------------------------------------------------------------------------------------------------------


                              Employment Contracts

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 2002, the Company had outstanding 75,155,057 shares of common stock and 0 shares of preferred stock. Each share of Common Stock entitles the holder to one vote in any matter submitted to shareholders for approval.

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



                                      Number
                                    of Shares                  Percent
Name and Address                   Securities                  of Voting
- ----------------                   ----------               ---------

Scott Sabins                      14,050,000(1)                18.70%

Joseph Dunn                        4,067,013(2)                 5.40%

Michael Hinton                       400,000(3)                 0.50%

Gary Zinn                                  0                    0.00%

All Directors, Officers and       18,517,013                   24.64%
Shareholders of greater than
5% as a group (three persons)

(1)  These shares are held by Mr. Sabins and related parties to Mr. Sabins.
(2) Includes 2,000,000 shares which Mr. Dunn has the right to acquire upon exercise of a fully-vested option.
(3) Includes 200,000 shares which Mr. Hinton has the right to acquire upon exercise of a fully-vested option.


The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

None


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

10.3     Security Agreement

10.4     Promissory Note

10.5     Guaranty

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





DATE                  SIGNATURE                   TITLE

April 15, 2003       /s/ Joseph Dunn             Chairman of the Board,
                      ---------------------      Chief Executive Officer,
                      Joseph Dunn                President and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)


April 15, 2003       /s/ Michael C. Hinton       Director
                      ----------------------
                      Michael C. Hinton



April 15, 2003       /s/ Gary Zinn               Director
                      ----------------------
                      Gary Zinn