Form 10-Q
period 2009-09-30
AsherXino Corp
filed 2009-11-20
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended September 30, 2009
or

           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the transition period from _______ to _________

Commission file number: 000-10965

ASHERXINO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	93-0962072
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5847 San Felipe Street, 17th Floor
Houston, TX  77002
(Address of principal executive offices, including zip code)

713-413-3345
(registrant's principal executive office telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                                               Accelerated filer                        

Non-accelerated filer                                                                Smaller reporting company      ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES     NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 20, 2009, 120,000,000 shares of common stock, $0.01 par value, were outstanding.

Table of Contents
Page
Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 (unaudited)	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 and the Cumulative Period from January 1, 2009 through September 30, 2009 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and the Cumulative Period from January 1, 2009 through September 30, 2009 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4T. Controls and Procedures	10

Part II. Other Information

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6. Exhibits	11

Signatures	11

Part I Financial Information

Item 1. Financial Statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$ 26	$ 1,752
Property and equipment, net	1,518	2,306
Due from related party	-	10,664
Oil and gas asset	53,750	-
Investment in trading securities, marked-to-market	-	17,394
Total assets	$ 55,294	$ 34,116

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities	$ 181,098	$ 9,087
Indebtedness to related party	45,402	-
Total current liabilities	226,500	9,087

Commitments and contingencies

Shareholders' equity (deficit):
Common stock, $0.01 par value. Authorized 300,000,000; issued and outstanding 120,000,000 and 9,876,750 shares, respectively	1,200,000	98,768
Additional paid-in capital	8,321,100	9,346,848
Deficit accumulated in development stage	(9,692,306)	(9,420,587)
Total shareholders' equity (deficit)	(171,206)	25,029
Total liabilities and shareholders' equity (deficit)	$ 55,294	$ 34,116

See accompanying notes to consolidated financial statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from January 1, 2009 through September 30, 2009
	2009	2008	2009	2008

General and administrative expenses:
Legal	$ 65,446	$ 100	$ 170,297	$ 100	$ 170,297
Other	39,673	7,316	99,200	15,985	99,200
Total general and administrative expenses	105,119	7,416	269,497	16,085	269,497
Loss from operations	(105,119)	(7,416)	(269,497)	(16,085)	(269,497)

Net realized loss from sale of trading securities	-	129,944	(1,958)	(52,360)	(1,958)
Net unrealized holding loss on trading securities	-	(32,980)	-	(55,848)	-
Interest expense	(231)	3	(264)	(932)	(264)
Loss before income taxes	(105,350)	89,551	(271,719)	(125,225)	(271,719)

Income tax provision	-	-	-	-	-

Net income (loss)	$ (105,350)	$ 89,551	$ (271,719)	$ (125,225)	$ (271,719)

Basic and diluted loss per share	$ (0.00)	$ 0.01	$ (0.00)	$ (0.01)
Weighted average common shares outstanding (basic and diluted)	120,000,000	9,876,750	55,039,450	9,876,750

See accompanying notes to consolidated financial statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from January 1, 2009 through September 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (271,719)	$ (125,225)	$ (271,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	788	-	788
Common stock issued for services	12,647	-	12,647
Proceeds from sale of investments	15,436	137,507	15,436
Unrealized loss on trading securities	-	55,848	-
Realized loss on trading securities	1,958	52,360	1,958
Changes in operating assets and liabilities:
Accounts payable	181,098	(84,254)	181,098
Net cash provided by (used in) operating activities	(59,792)	36,236	(59,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Indebtedness to related party	56,066	(23,263)	56,066
Net cash provided by (used in) financing activities	56,066	(23,263)	56,066

Net increase (decrease) in cash	(3,726)	12,973	(3,726)
Cash at beginning of period	3,752	134	3,752
Cash at end of period	$ 26	$ 13,107	$ 26

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$ 264	$ 935
Income taxes paid in cash	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for oil and gas assets	$ 53,750	$ -
Forgiveness of debt by related party	9,087	-
Officer accrued compensation paid using trading securities	-	19,045

See accompanying notes to consolidated financial statements

ASHERXINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The unaudited consolidated financial statements of AsherXino Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and  Exchange Commission ("SEC"), and should be read in conjunction with the audited  financial statements and notes thereto contained in the Company’s Registration Statement filed with the SEC on Form 10/A #2 on November 9, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2008, as reported on Form 10/A #2, have been omitted.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of AsherXino Corporation and its wholly owned subsidiary, ASHER Energy Transactions Services Limited, a Nigerian registered company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements
In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

Effective for the quarter ended June 30, 2009, the Company implemented ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 20, 2009, the date the Company issued these financial statements.  During this period, the Company had no subsequent events.

Exploration Stage
During the first quarter of 2009 the Company engaged in serious discussions with owners of certain oil and gas assets, and preliminary discussions with various entities regarding potential debt and equity financing to support the exploitation of any assets to be acquired.   These discussions ultimately led to the Company’s acquisition of a 40% leasehold interest in and operatorship of an offshore oil exploration and development block in Nigeria, Oil Prospecting License (OPL) 2012, which acquisition was effective June 30, 2009.  Management has determined, therefore, that in early 2009 when such discussions began in earnest, the Company entered the exploration stage and, for this reason, the accompanying interim financial statements set forth cumulative financial information for the period elapsed since the inception of this new exploration stage, which we deem to have occurred on or about January 1, 2009.

Reclassifications
Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 financial statement presentation.

Note 2 - Related Party Transactions
During the nine months ended September 30, 2009, the President of the Company advanced the Company a total of $56,066.  The Company did not repay the President any amount during this period and the amount owed by the Company to the President at September 30, 2009 totaled $45,402.  On July 1, 2009, the President released the Company for $9,087 of amounts due to him.

Note 3 - Going Concern
As reflected in the accompanying financial statements, we had a working capital deficit of $226,474 and an accumulated deficit of approximately $9,692,306 at September 30, 2009, which raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock.  The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 4 - Investments
During the nine months ended September 30, 2009, we sold the remaining 44,600 shares of Hythiam Inc. (“Hythiam”) common stock for total proceeds of $15,436. For the nine months ended September 30, 2009 and 2008, we recognized unrealized losses of $0 and $55,848 respectively. In addition, we recognized realized losses of $1,958 and $52,360 with net proceeds of $15,436 and $137,507, respectively. As of September 30, 2009, we did not own any shares of Hythiam’s common stock.  Management did not intend to hold the shares of Hythiam common stock for investment purposes, and accordingly, classified the shares as “trading securities” for all periods presented.  Because of such classification, unrealized gains and losses were recorded in operations.

Note 5 - Common Stock
On March 27, 2009, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 250,000,000 to 300,000,000, $0.01 par value, and to eliminate the Company’s authorized preferred stock.  In addition, on June 19, 2009, the Company authorized a 1.5 for 1 stock split, which has been retroactively applied for all periods presented.

During the nine months ended September 30, 2009, we issued 4,991,250 shares of split adjusted common stock for services for total expense of $12,647. The common stock was valued using the liquidation value of net assets immediately prior to the grant date.

During the nine months ended September 30, 2009, we issued 105,000,000 shares of split adjusted common stock for the acquisition of oil and gas assets as discussed in Note 8 – Change of Control.

Note 6 - Change of Control
Pursuant to an Asset Purchase Agreement dated June 30, 2009, in consideration for the issuance of 105,000,000 shares of the Company’s common stock (87.5% of the Company’s post-transaction total outstanding common stock) to Bayo Odunuga, Patrick Okorodudu and Asher MHG Foundation, the Company acquired from such individuals a 40% leasehold interest in and operatorship of Oil Prospecting License (OPL) 2012 through an assignment of all of such individuals’ right, title and interest in and to a Memorandum of Agreement dated March 14, 2009 (“MOA”), a Farm In Agreement dated March 14, 2009 (“Farm In Agreement”) and a proposed Production Sharing Contract (“PSC”).  This transaction was accounted for as an asset purchase.  In connection with such transaction, Bayo Odunuga became Chief Executive Officer and director of the Company and Patrick Okorodudu became Secretary, General Counsel and director of the Company.  The value of the oil and gas property was $53,750 on the date of acquisition, which was the cumulative cost incurred by Messrs. Odunuga and Okorodudu in acquiring the asset.

Note 7 - Commitments and Contingencies

Unasserted Claim
In November 2001, the Company and Alternative Products, Inc. (“ATP”) entered into preliminary discussions regarding a purchase by the Company of all of the outstanding shares of ATP.  No agreement was ever finalized and the Company received a letter of notification from ATP terminating any agreement between them.  Management believes that no such agreement ever existed. From time to time thereafter, John Bancroft (either individually or as President of ATP) has claimed that the Company owes either him or ATP various amounts including Five Million Dollars ($5,000,000) in Class B Preferred Stock, One Million Dollars ($1,000,000) in Common Stock and payments of Three Hundred Fifty-Six Thousand Dollars ($356,000) under purported employment and employment related agreements.  Management believes that no such agreements exist or ever existed and that the claims by Bancroft and/or ATP are wholly without merit.  Counsel has advised management, in the event litigation should be brought on this claim, that the Company would have a number of meritorious defenses, including but not limited to statute of limitations, the absence of any agreement binding upon the Company and the aforementioned termination of any such agreement.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION
The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on Form 10-Q contains “forward looking statements” (as that term is defined in Section 27A(i)(1) of the Securities Act of 1933), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Such forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements.  Some of the factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in the section entitled “Risk Factors” and elsewhere throughout this Form 10-Q.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, but there can be no assurance that our expectations, beliefs or projections will result or be achieved or accomplished.  We have no obligation to update or revise forward looking statements to reflect the occurrence of future events or circumstances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Since the Company has had no business operations from 2003 until its recent acquisition of certain Nigerian oil related assets, i.e. a 40% leasehold interest in and operatorship of Nigerian Oil Prospecting License (OPL) 2012 (“OPL 2012”), and therefore no income from operations, this discussion involves only the plan of operation.

The Company’s Board of Directors has recently taken the decision to enter into the business of owning and operating oil and gas assets by acquiring certain oil related assets.  The Company’s immediate objective is to create value from the production and exploration opportunities in its significant working interest in OPL 2012 by embarking on a work program that will include drilling operations and the hiring of about fifty to one hundred full-time employees.  The Company intends to finance its operations through a combination of debt and equity financing.  In addition, management may decide to farm-out or sell some of the Company’s interest in OPL 2012 to finance the development of the block.  The Company also intends to acquire additional leaseholds in and operatorships of offshore blocks in Nigeria and Ghana.  In the long term, the Company aims to acquire and exploit the prolific oil and gas deposits across the Gulf of Guinea and worldwide.

The Company currently has few capital resources and is unlikely to generate significant revenues for some time.  This raises substantial doubt about the Company’s ability to continue as a going concern.  See Notes to the Company’s Consolidated Financial Statements in Item 1, “Financial Statements”.  Without realization of additional capital, it would be unlikely that the Company could continue as a going concern.  However, management has been in discussions with several financial institutions (i.e. banks, private equity funds, sovereign funds, energy companies and other corporate entities) to procure funding for the development of OPL 2012 through the issuance of debt and/or equity.  Based on these discussions management anticipates obtaining sufficient funding to perform the Company’s obligations related to OPL 2012 over the next year.

Management is in the process of concluding financing arrangements with financial institutions in Nigeria who are finalizing their due diligence and economic modeling for the project.  Management anticipates raising sufficient funds to pay the $12,500,000 signature bonus to the Nigerian government and the $10,000,000 farm-in fee to the Company’s local partner in the near future.

Upon the payment of the signature bonus, the development of OPL 2012 will take place in two phases over a three year period.  In Phase 1 (Year 1), the Company will pursue one of two scenarios.  Scenario 1 involves working jointly with Eni Agip Nigeria Limited (“Eni/Agip”) to develop OPL 2012 through the unitization process, which enables owners of two straddled oil fields to proceed with the development and operation of the field as a single unit, to ensure maximum hydrocarbons recovery with no duplication of costs.  Scenario 2 involves pursuing an international joint venture partnership with Superior Well Drilling LLC and its local Nigerian partner Omega Maritime & Energy Limited (collectively, “Superior”) to drill and complete one vertical well at 4,000 feet.  Superior will provide rigs and drill the well, and Superior will be paid from proceeds of hydrocarbons recovered.  Engineering and environmental work will be done prior to drilling and completing the vertical well.  Such engineering and environmental work will include the casing and design of the well.

In either Scenario 1 or 2, revenue sharing between the Company and Eni/Agip or Superior will be negotiated and agreed by the parties.  Also, neither scenario includes provision for a 3D seismic program, as the Company now believes that, based on technical evaluation of OPL 2012, there is a chance that a 3D seismic survey may not need to be performed given there exists vintage 2D seismic data on OPL 2012.

Scenario 1 is the Company’s preferred option because it is more cost effective.  Production facilities are available in Eni/Agip’s neighboring OML 116, and only require that the lateral well from OML 116 be extended into OPL 2012.  Under Scenario 1, the Company may be able to avoid any further engineering work since all technical data relating to OPL 2012 will be provided from ongoing development and production in OML 116.  However, the Company has not yet obtained Eni/Agip’s agreement to jointly develop OPL 2012.  In the event the Company is unsuccessful in obtaining Eni/Agip’s timely agreement, the Company will proceed with Scenario 2.  The Company has entered into an international Joint Venture Agreement (“JV Agreement”) with Superior pursuant to which Superior will execute drilling and operations for oil drilling projects secured by the Company (such as Scenario 2) and be reimbursed for providing such services by the joint venture from crude oil sales.  (See tables below)

YEAR 1 (Project Phase 1) – Authorization For Expenditure (AFE)

SCENARIO 1 (With agreement to unitize with Eni/Agip)
DESCRIPTION	TIME/DATE	AMOUNT	SOURCE
Signature Bonus	Pre-Day 1	$12,500,000	Banks/Pr. Equity funds
Farm-In Fees	Pre-Day 1	$10,000,000	Banks/Pr. Equity funds
Unitization with AGIP (to extend lateral well into OPL 2012)	Day 1-60	$10,000,000	Banks/Pr. Equity funds
Salaries and Operating Expenses	Day 1-365	$3,000,000	Banks/Pr. Equity funds
WORK PROGRAM COSTS	Day 1-365	$35,500,000

SCENARIO 2 (To partner with Superior and drill and complete one vertical well)
DESCRIPTION	TIME/DATE	AMOUNT	SOURCE
Signature Bonus	Pre-Day 1	$12,500,000	Banks/Pr. Equity funds
Farm-In Fees	Pre-Day 1	$10,000,000	Banks/Pr. Equity funds
Engineering & Environmental Work (Casing & Design)	Day 1-60	$4,500,000	Banks/Pr. Equity funds

Drill and Complete One Vertical Well @ 4,000 feet	Day 61-91	$50,000,000	JV Partners and Banks/Pr. Equity funds
Salaries and Operating Expenses	Day 1-365	$3,000,000	Banks/Pr. Equity funds
WORK PROGRAM COSTS	Day 1-365	$80,000,000

The project activities listed above are scheduled to run consecutively.  Upon the payment of the signature bonus, the Company will submit its work program to the Nigerian government agencies responsible for oil exploration and production, Department of Petroleum Resources (DPR) and the Nigerian National Petroleum Corporation (NNPC), who will each have to review the work program and approve it before any exploration or production can commence.  Once the government agencies approve the work program, management will decide on the appropriate scenario to pursue for Phase 1.  Day 1, the official start date of the OPL 2012 development project, will occur as soon as management determines which scenario it will follow.

In Phase 2 (Year 2 and 3), two or three additional wells will be drilled at an estimated total cost of $205,000,000.  (See table below)

YEAR 2 - 3 (Project Phase 2)

DESCRIPTION	TIME/DATE	AMOUNT	SOURCE
Drill and complete 2 Directional Drilling (DD) wells @ 5,000 feet	Day 366 - 1095	$200,000,000	JV Partners & Crude Oil Sale & Pr. Equity funds
Salaries and Operating Expenses	Day 366 - 1095	$5,000,000	Banks/Pr. Equity funds
WORK PROGRAM COSTS	Day 366 - 1095	$205,000,000

Should the Company be unable to fund any of the development costs related to OPL 2012, its local partner Sigmund Oilfield Limited would notify the Company of its non-performance and formally request that the Company perform its agreed obligations.  The Company would be given the opportunity to rectify or cure such fundamental non-performance issues if they are within the Company’s control.  In case of further default, Sigmund Oilfield Limited would have the option to seek to terminate its agreements with the Company and potentially terminate the Company’s interest in OPL 2012.  However, the OPL 2012 agreements were not drafted in such a manner that allows for immediate repercussions or sanctions imposed on the Company in the event the Company is unable to fund any of the development costs.  Rather, the agreements provide for a dispute resolution process and contemplate discussion and negotiation among the parties in the event of the Company’s inability to perform.  For example, although the $12,500,000 signature bonus and $10,000,000 farm-in fee were each deemed payable on May 15, 2009, the Company has suffered no negative consequences from being delinquent in paying these amounts since it has regularly updated Sigmund Oilfield Limited on the status of when payments would be made and Sigmund Oilfield Limited has granted informal extensions of time for the Company to make such payments.

Item 4T. Controls and procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and interim Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  In light of the material weaknesses discussed below, which have not been fully remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and interim Chief Financial Officer concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the consolidated financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

Internal Control over Financial Reporting
In connection with our evaluation of our disclosure controls and procedures that occurred during our last fiscal quarter, we identified no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings
For information regarding our legal proceedings see Item 8 of our registration statement on Form 10/A #2 filed on November 9, 2009.

Item 1A. Risk Factors
For information regarding our risk factors see the risk factors disclosed in Item 1A of our registration statement on Form 10/A #2 filed on November 9, 2009. There have been no material changes from the risk factors previously disclosed in such registration statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company has not sold any of its equity securities during the period covered by this Quarterly Report.

Item 6. Exhibits
Exhibit 31.1 - Certification of Chief Executive Officer of AsherXino Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer of AsherXino Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of Chief Executive Officer of AsherXino Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit 32.2 - Certification of Chief Financial Officer of AsherXino Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AsherXino Corporation

Dated: November 20, 2009	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga Title: Chief Executive Officer Principal Executive Officer
Dated: November 20, 2009	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga Title: Interim Chief Financial Officer Interim Principal Financial and Accounting Officer