Form 10-Q
period 2010-03-31
AsherXino Corp
filed 2010-05-24
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended March 31, 2010
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer                                                               Accelerated filer                        

Non-accelerated filer                                                                Smaller reporting company      ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES    NO☑

APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 20, 2010 121,000,000 shares of common stock, $0.01 par value, were outstanding.

Table of Contents

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 (unaudited)	F-1
Consolidated Statements of Expenses for the Three Months Ended March 31, 2010 and 2009 and the Cumulative Period from January 1, 2009 through March 31, 2010 (unaudited)	F-2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and the Cumulative Period from January 1, 2009 through March 31, 2010 (unaudited)	F-3

Notes to Consolidated Financial Statements (unaudited)	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 4T. Controls and Procedures	6

Part II. Other Information

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 6. Exhibits	12

Signatures	13

Part I Financial Information

Item 1. Financial Statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$ 2,046	$ 16,285
Oil and gas asset	53,750	53,750
Total assets	$ 55,796	$ 70,035

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities	$239,252	$ 231,841
Indebtedness to related party	64,405	58,815
Total current liabilities	303,657	290,656

Commitments and contingencies

Shareholders' Deficit:
Common stock, $0.01 par value. Authorized 300,000,000; 121,000,000 issued and outstanding	1,210,000	1,210,000
Additional paid-in capital	8,411,100	8,411,100
Accumulated deficit	(9,420,587)	(9,420,587)
Deficit accumulated after entering the exploration stage	(448,374)	(421,134)
Total shareholders' deficit	(247,861)	(220,621)
Total liabilities and shareholders' deficit	$ 55,796	$ 70,035

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)
	Three Months Ended March 31,		Cumulative Period from January 1, 2009 through March 31, 2010
	2010	2009
General and administrative expenses:
Legal	$ -	$ 7,000	$ 190,837
Travel	9,098	50	83,754
Other	12,622	34,974	163,315
Total general and administrative expenses	21,720	42,024	437,906
Loss from operations	(21,720)	(42,024)	(437,906)

Net realized loss from sale of trading securities	-	(1,958)	(1,958)
Interest expense	(5,520)	-	(8,510)
Loss before income taxes	(5,520)	(1,958)	(10,468)

Income tax provision	-	-	-

Net (loss)	$ (27,240)	$ (43,982)	$ (448,374)

Basic and diluted loss per share	(0.00)	$ (0.00)
Weighted average common shares outstanding (basic and diluted)	121,000,000	10,664,283

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31		Cumulative Period from January 1, 2009 through March 31, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,240)	$(43,982)	$(448,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	262	2,306
Common stock issued for services	-	11,982	12,647
Realized loss on trading securities	-	1,958	1,958
Changes in operating assets and liabilities:
Accounts payable	7,411	926	239,252
Net cash provided by (used in) operating activities	(19,829)	(28,854)	(192,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	-	15,436	15,436
Net cash provided by investing activities	-	15,436	15,436

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from indebtedness to related party	12,590	10,000	82,069
Payments on indebtedness to related party	(7,000)	-	(7,000)
Proceeds from sale of common stock	-	-	100,000
Net cash provided by financing activities	5,590	10,000	175,069

Net increase (decrease) in cash	(14,239)	(3,418)	(1,706)
Cash at beginning of period	16,285	3,752	3,752
Cash at end of period	$2,046	$334	$2,046

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

ASHERXINO CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The unaudited consolidated financial statements of AsherXino Corporation have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and  Exchange Commission ("SEC"), and should be read in conjunction with the audited  financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K on April 15, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2009, as reported on Form 10-K, have been omitted.

Note 2 – Going Concern
As reflected in the accompanying financial statements, we had a working capital deficit and an accumulated deficit   at March 31, 2010, which raise substantial doubt about our ability to continue as a going concern.  Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock.  If we do not raise capital sufficient to fund our business plan, AsherXino may not survive. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 3 – Related Party Transactions
From time to time, our officers and directors advance funds to us for working capital and receive repayments of such funds.  As of March 31, 2010 and December 31, 2009, respectively, the total amount due to related parties was $64,405 and $58,815.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Since we had no business operations from 2003 until our recent acquisition of the Asher Assets, and therefore no income from operations, this discussion involves only the plan of operation.

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

In either Scenario 1 or 2, revenue sharing between Asher and Eni/Agip or Superior will be negotiated and agreed by the parties.  Also, neither scenario includes provision for a 3D seismic program, as we now believe that, based on technical evaluation of OPL 2012, there is a chance that a 3D seismic survey may not need to be performed given that there exists vintage 2D seismic data on OPL 2012.

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

Results of Operations
Our expenses for the three months ended March 31,2010 were approximately 50% of the expenses for the three months ended March 31, 2009.Our expenses for the three months ended March 31, 2010 consisted mainly of travel costs associated with doing business in Nigeria. Our expenses for the three months ended March 31, 2009 consisted mainly of legal and professional cost associated with the preparation and filing of a registration statement.

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

As reflected in the accompanying financial statements, we had a working capital deficit and an accumulated deficit at March 31, 2010, which raise substantial doubt about our ability to continue as a going concern.  Management plans to raise funds through the issuance of debt or the sale of common stock.

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

Internal Control over Financial Reporting
In connection with our evaluation of our disclosure controls and procedures that occurred during our last fiscal quarter, we identified no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings
For information regarding our legal proceedings see Item 3 of our Annual Report on Form 10-K filed on April 15, 2010. There have been no material changes from the risk factors previously disclosed in such Annual Report.

Item 1A. Risk Factors
For information regarding our risk factors see the risk factors disclosed in Item 1A of our registration Annual Report on Form 10-K filed on April 15, 2010. There have been no material changes from the risk factors previously disclosed in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We have not sold any of our equity securities during the period covered by this Quarterly Report.

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

Dated: May 24, 2010

By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga Title: Interim Chief Financial Officer
Interim Principal Financial and Accounting Officer

Dated: May 24, 2010