Form 10-Q
period 2010-06-30
AsherXino Corp
filed 2010-08-16
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended June 30, 2010
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                                               Accelerated filer                        
Non-accelerated filer                                                                Smaller reporting company      ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES    NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
As of August 15, 2010, 123,245,000 shares of common stock, $0.01 par value, were outstanding.

Table of Contents

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 (unaudited)	2
Consolidated Statements of Expenses for the Three Months and Six Months Ended June 30, 2010 and 2009 and the Cumulative Period from January 1, 2009 through June 30, 2010 (unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and the Cumulative Period from January 1, 2009 through June 30, 2010 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 4T. Controls and Procedures	10

Part II. Other Information

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 6. Exhibits	11

Signatures	11

Part I Financial Information

Item 1. Financial Statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 6,977	$ 16,285
Total current assets	6,977	16,285
Long term assets
Oil and Gas Asset, accounted for under the Full Cost method of accounting, Unevaluated property excluded from amortization	53,750	53,750
Total assets	$ 60,727	$ 70,035

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities	$238,157	$ 231,841
Notes payable, net of discount of $11,440	18,560	-
Indebtedness to related party	75,048	58,815
Total current liabilities	331,765	290,656

Commitments and contingencies

Shareholders' Deficit:
Common stock, $0.01 par value. Authorized 300,000,000; 123,245,000 and 121,000,000 issued and outstanding	1,232,450	1,210,000
Additional paid-in capital	8,572,150	8,411,100
Accumulated deficit	(9,420,587)	(9,420,587)
Deficit accumulated after entering the exploration stage	(655,051)	(421,134)
Total shareholders' deficit	(271,038)	(220,621)
Total liabilities and shareholders' deficit	$ 60,727	$ 70,035

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from January 1, 2009through June 30, 2010
	2010	2009	2010	2009
General and administrative expenses:
Legal and consulting	$171,423	$97,851	$171,423	$104,851	$362,260
Travel	779	127	9,877	177	84,533
Other	28,896	24,377	41,518	59,351	192,211
Total general and administrative expenses	201,098	122,355	222,818	164,379	639,004
Loss from operations	(201,098)	(122,355)	(222,818)	(164,379)	(639,004)

Net realized loss from sale of trading securities	-	-	-	(1,958)	(1,958)
Interest expense	(5,579)	(33)	(11,099)	(33)	(14,089)
Loss before income taxes	(5,579)	(33)	(11,099)	(1,991)	(16,047)

Net loss	$(206,677)	$(122,388)	$(233,917)	$(166,370)	$(655,051)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	121,754,440	31,000,000	121,359,696	21,781,232

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Cumulative Period from January 1, 2009 through June 30, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(233,917)	$(166,370)	$(655,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	525	2,306
Common stock issued for services	171,500	12,647	184,147
Amortization of discount	560	-	560
Realized loss on trading securities	-	1,958	1,958
Changes in operating assets and liabilities:
Accounts payable	6,316	114,176	238,157
Net cash provided by (used in) operating activities	(55,541)	(37,064)	(227,923)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments		15,436
Net cash provided by investing activities	-	15,436	15,436
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from indebtedness to related party	23,983	17,900	93,462
Payments on indebtedness to related party	(7,750)	-	(7,750)
Proceeds from notes payable	18,000	-	18,000
Proceeds from sale of common stock	12,000	-	112,000
Net cash provided by financing activities	46,233	17,900	215,712

Net increase (decrease) in cash	(9,308)	(3,728)	3,225
Cash at beginning of period	16,285	3,752	3,752
Cash at end of period	$6,977	$24	$6,977

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

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

Note 2 – Going Concern
As reflected in the accompanying financial statements, we had a working capital deficit of $324,788, negative cash flows from operations of $55,541, and an accumulated deficit of $10,075,638, at June 30, 2010, which raise substantial doubt about our ability to continue as a going concern.  Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock.  If we do not raise capital sufficient to fund our business plan, AsherXino may not survive. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 3 – Notes Payable
During June 2010, we executed two notes payable agreements and received $15,000 in proceeds for each agreement.  Each investor received a notes payable with a face value of $15,000 which matures one year from the date of issuance and has a stated interest rate of 18% and as part of the purchase agreement each investor also received 100,000 shares of our common stock.  We measured the fair value of the notes payable and the common stock on the date of commitment and allocated the proceeds received between the notes payable and common stock based on their relative fair values of the respective instruments which resulted in the following allocation:

Equity	$ 12,000
Debt	18,000
Total	$ 30,000

The discount arising from this transaction was recorded at the inception of the notes and is amortized using the effective interest rate method over the life of the notes, 12 months.   The effective interest rate of the notes is 76%.

Note 4 - Equity
During the six months ended June 30, 2010, we issued 2,045,000 shares of common stock for services.  Because there was no public market for our common stock at the time of issuance, the stock was valued at fair value of $.10 per share using the most recent sales price of stock to a private investor.

As discussed above in Note 3, during the six months ended June 30, 2010, we issued 200,000 shares of common stock to investors in conjunction with notes payable.

Note 5 – Related Party Transactions
From time to time, our officers and directors advance funds to us for working capital and receive repayments of such funds.  As of June 30, 2010 and December 31, 2009, respectively, the total amount due to related parties was $75,048 and $58,815 is unsecured, bears no interest and is due on demand.

Note 6 – Subsequent Events
In July 6, 2010 we entered into an equity line of credit agreement with an investor, Dutchess Opportunity Fund II, LP.  Under the terms of the agreement, Dutchess must purchase, when we furnish a put notice to them, up to 35,000,000 shares of our common stock at 95% of the volume weighted average price for the five days prior to the put date.  The number of shares puttable at any given time is 200% of average daily volume for 3 prior trading days times average three day closing price of common stock prior to the notice date or shares resulting in proceeds of $500,000.   We are obligated to register 35,000,000 shares under the agreement and we may not put shares to Dutchess until the registration statement is effective.  In conjunction with the agreement, we paid Dutchess $5,000.  In July 2010, we paid Dutchess an additional $5,000, which were expensed as incurred.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Since we had no business operations from 2003 until our acquisition of the Asher Assets in June 2009 and because we are an exploration stage company and therefore have no income from operations, this discussion involves only the plan of operation.

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

We currently have few capital resources and we are unlikely to generate significant revenues for some time.  This raises substantial doubt about our ability to continue as a going concern.  See Note 2 to our Financial Statements in Item 1.  Without realization of additional capital, it would be unlikely that we could continue as a going concern.  However, management has been in discussions with several financial institutions (i.e. banks, private equity funds, sovereign funds, energy companies and other corporate entities) to procure funding for the development of OPL 2012 through the issuance of debt and/or equity.  Based on these discussions management anticipates obtaining sufficient funding to perform our obligations related to OPL 2012 over the next year.

Management is in the process of concluding financing arrangements with financial institutions in Nigeria who are finalizing their due diligence and economic modeling for the project.  Management anticipates raising sufficient funds to pay the $12,500,000 signature bonus to the Nigerian government and the $10,000,000 farm-in fee to our local partner in the near future.

Upon the payment of the signature bonus, the development of OPL 2012 will take place in two phases over a three year period, as discussed in our Form 10-K filed on April 15, 2010.

Results of Operations
Our expenses, and loss from operations, increased approximately 64%, from $122,355 to $201,098 during the three months ended June 30, 2009 and June 30, 2010, respectively. Our expenses for the three months ended June 30, 2010 consisted mainly of stock awards to consultants. Our expenses for the three months ended June 30, 2009 consisted mainly of legal and professional cost associated with the preparation and filing of a registration statement.  The increase was mainly attributable to the increased consulting fees.

Our expenses, and loss from operations, increased approximately 36%, from $164,379 to $222,818 during the six months ended June 30, 2009 and June 30, 2010, respectively. Our expenses for the six months ended June 30, 2010 consisted mainly of stock awards to consultants. Our expenses for the three months ended June 30, 2009 consisted mainly of legal and professional cost associated with the preparation and filing of a registration statement.  The increase was mainly attributable to the increased consulting fees.

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

As reflected in the accompanying financial statements, we had a working capital deficit and an accumulated deficit at June 30, 2010, which raise substantial doubt about our ability to continue as a going concern.  Management plans to raise funds through the issuance of debt or the sale of common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During June 2010, we sold 200,000 shares of unregistered common stock to two private investors. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. The transactions did not involve a public offering. The investors had knowledge and experience in financial and business matters that allowed them  to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

During June 2010, we issued 2,045,000 shares of unregistered common stock to five consultants. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. The transactions did not involve a public offering. The consultants had knowledge and experience in financial and business matters that allowed them  to evaluate the merits and risk of receipt of these securities. The consultants were knowledgeable about our operations and financial condition.

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

AsherXino Corporation

Dated: August 16, 2010	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga Title: Chief Executive Officer Principal Executive Officer
Dated: August 16, 2010	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga Title: Interim Chief Financial Officer Interim Principal Financial and Accounting Officer