Form 10-Q/A
period 2010-06-30
AsherXino Corp
filed 2010-09-16
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of September 7, 2010, 123,245,000 shares of common stock, $0.01 par value, were outstanding

EXPLANATORY NOTE TO 10-Q/A
This amendment to our report on Form 10-Q/A as filed on August 16, 2010 is being filed to reflect the following changes:

•	Note 6 – Subsequent Events in our Consolidated Financial Statements has been modified to clarify the terms of our equity line of credit agreement
•	Our Management Discussion and Analysis of Financial Condition and Results of Operation has been modified to
a)	Provide information about our anticipated availability and use of our equity line of credit agreement and
b)	Provide information about the status of our agreement with Sigmund Oilfield Limited, our partner in OPL 2012.

Table of Contents
Page
Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 (unaudited)	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and the Cumulative Period from January 1, 2009 through June 30, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and the Cumulative Period from January 1, 2009 through June 30, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4T. Controls and Procedures	11

Part II. Other Information

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 6. Exhibits	12

Signatures	12

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

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from January 1, 2009
	2010	2009	2010	2009	through June 30, 2010

General and administrative expenses:
Legal and consulting	$171,423	$97,851	$171,423	$104,851	$362,260
Travel	779	127	9,877	177	84,533
Other	28,896	24,377	41,518	59,351	192,211
Total general and administrative expenses	201,098	122,355	222,818	164,379	639,004
Loss from operations	(201,098)	(122,355)	(222,818)	(164,379)	(639,004)

Net realized loss from sale of trading securities	-	-	-	(1,958)	(1,958)
Interest expense	(5,579)	(33)	(11,099)	(33)	(14,089)
Loss before income taxes	(5,579)	(33)	(11,099)	(1,991)	(16,047)

Net loss	$(206,677)	$(122,388)	$(233,917)	$(166,370)	$(655,051)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	121,754,440	31,000,000	121,359,696	21,781,232

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,		Cumulative Period from January 1, 2009 through June 30, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(233,917)	$(166,370)	$(655,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	525	2,306
Common stock issued for services	171,500	12,647	184,147
Amortization of discount	560	-	560
Realized loss on trading securities	-	1,958	1,958
Changes in operating assets and liabilities:
Accounts payable	6,316	114,176	238,157
Net cash provided by (used in) operating activities	(55,541)	(37,064)	(227,923)
	-		15,436
CASH FLOWS FROM INVESTING ACTIVITIES		15,436
Proceeds from sale of investments
Net cash provided by investing activities	-	15,436	15,436
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from indebtedness to related party	23,983	17,900	93,462
Payments on indebtedness to related party	(7,750)	-	(7,750)
Proceeds from notes payable	18,000	-	18,000
Proceeds from sale of common stock	12,000	-	112,000
Net cash provided by financing activities	46,233	17,900	215,712

Net increase (decrease) in cash	(9,308)	(3,728)	3,225
Cash at beginning of period	16,285	3,752	3,752
Cash at end of period	$6,977	$24	$ 6,977

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

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

Note 6 – Subsequent Events
In July 6, 2010 we entered into an equity line of credit agreement with an investor, Dutchess Opportunity Fund II, LP.  Under the terms of the agreement, Dutchess must purchase, when we furnish a put notice to them, shares of our common stock at 95% of the volume weighted average price for the five days prior to the put date.  The number of shares puttable at any given time is 200% of average daily volume for 3 prior trading days times average three day closing price of common stock prior to the notice date or shares resulting in proceeds of $500,000.   We are obligated to register 35,000,000 shares under the agreement and we may not put shares to Dutchess until the registration statement is effective.  The investment agreement provides for proceeds of up to $35,000,000, however, at current stock prices, if all of the shares required to be registered under the agreement were sold, we would receive proceeds of approximately $1.3 million.  Because none of the shares underlying the line of credit are registered, we are not eligible to use the equity line of credit at this time.  In conjunction with the agreement, we paid Dutchess $5,000.  In July 2010, we paid Dutchess an additional $5,000, which were expensed as incurred.

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

Management is in the process of concluding financing arrangements with financial institutions in Nigeria who are finalizing their due diligence and economic modeling for the project.  Management anticipates raising sufficient funds to pay the $12,500,000 signature bonus to the Nigerian government and the $10,000,000 farm-in fee to our local partner, Sigmund Oilfield Limited (“Sigmund”), in the near future.

As discussed in our Form 10-K filed on April 15, 2010, if we are unable to fund the development costs related to OPL 2012, Sigmund could terminate its agreements with us and potentially terminate our interest in OPL 2012 in the event of our failure to fund any of the development costs related to OPL 2012.  However, the OPL 2012 agreements were drafted in such a manner that we do not suffer immediate repercussions or sanctions in the event we are unable to fund any of the development costs.  The agreements contemplate discussion and negotiation among the parties in the event of our inability to perform.  For example, the signature bonus and farm-in fee were deemed payable on May 15, 2009, but we have regularly updated Sigmund Oilfield Limited on the status of the payments and Sigmund Oilfield limited has continued to grant informal extensions of time for us to make such payments.

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

In July 6, 2010 we entered into an equity line of credit agreement with an investor, Dutchess Opportunity Fund II, LP.  Under the terms of the agreement, Dutchess must purchase, when we furnish a put notice to them, shares of our common stock at 95% of the volume weighted average price for the five days prior to the put date.  The number of shares puttable at any given time is 200% of average daily volume for 3 prior trading days times average three day closing price of common stock prior to the notice date or shares resulting in proceeds of $500,000.   We are obligated to register 35,000,000 shares under the agreement and we may not put shares to Dutchess until the registration statement is effective.  The investment agreement provides for proceeds of up to $35,000,000, however, at current stock prices, if all of the shares required to be registered under the agreement were sold, we would receive proceeds of approximately $1.3 million.  Because none of the shares underlying the line of credit are registered, we are not eligible to use the equity line of credit at this time.  We do not anticipate that the line of credit will be available to fulfill our obligations to pay the signing bonus and farm-in fee.  We are seeking other financing mechanisms to pay these obligations.

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

AsherXino Corporation

Dated: September 16, 2010	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga Title: Chief Executive Officer Principal Executive Officer
Dated: September 16, 2010	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga Title: Interim Chief Financial Officer Interim Principal Financial and Accounting Officer