Form 10-Q
period 2010-09-30
AsherXino Corp
filed 2010-11-22
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended September 30, 2010
or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 22, 2010, 124,495,000 shares of common stock, $0.01 par value, were outstanding.

Table of Contents

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 (unaudited)	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and the Cumulative Period from January 1, 2009 through September 30, 2010 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and the Cumulative Period from January 1, 2009 through September 30, 2010 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4T. Controls and Procedures	10

Part II. Other Information

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6. Exhibits	11

Signatures	11

Part I Financial Information

Item 1. Financial Statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$ 996	$ 16,285
Total current assets	996	16,285
Long term assets
Oil and Gas Asset, accounted for under the Full Cost method of accounting, Unevaluated property excluded from amortization	53,750	53,750
Total assets	$ 54,746	$ 70,035

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities	$248,480	$ 231,841
Notes payable, net of discount of $9,082	25,918	-
Indebtedness to related party	77,367	58,815
Total current liabilities	351,765	290,656

Commitments and contingencies

Shareholders' Deficit:
Common stock, $0.01 par value. Authorized 300,000,000; 123,895,000 and 121,000,000 issued and outstanding	1,238,950	1,210,000
Additional paid-in capital	8,596,150	8,411,100
Accumulated deficit	(9,420,587)	(9,420,587)
Deficit accumulated after entering the exploration stage	(711,532)	(421,134)
Total shareholders' deficit	(297,019)	(220,621)
Total liabilities and shareholders' deficit	$ 54,746	$ 70,035

See accompanying notes to consolidated financial statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from January 1, 2009 through September 30, 2010
	2010	2009	2010	2009

General and administrative expenses:
Legal and consulting	$13,500	$65,446	$184,923	$170,297	$375,760
Travel	8,099	-	17,976	177	92,632
Other	31,139	39,907	72,657	99,258	223,350
Total general and administrative expenses	52,738	105,354	275,556	269,732	691,742
Loss from operations	(52,738)	(105,354)	(275,556)	(269,732)	(691,742)

Net realized loss from sale of trading securities	-	-	-	(1,958)	(1,958)
Interest income (expense)	(3,743)	4	(14,842)	(29)	(17,832)
Loss before income taxes	(56,481)	(105,350)	(290,398)	(271,719)	(711,532)

Income tax provision	-	-	-	-	-

Net loss	$(56,481)	$(105,350)	$(290,398)	$(271,719)	$(711,532)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding (basic and diluted)	122,618,005	120,000,000	122,084,597	55,039,450

See accompanying notes to consolidated financial statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,		Cumulative Period from January 1, 2009 Through September 30, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(290,398)	$(271,719)	$(711,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	788	2,306
Common stock issued for services	185,500	12,647	198,147
Note issued for services	5,000	-	5,000
Amortization of discount on notes payable	2,918	-	2,918
Realized loss on trading securities	-	1,958	1,958
Changes in operating assets and liabilities:
Accounts payable	16,639	181,098	248,480
Net cash used in operating activities	(80,341)	(75,228)	(252,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	-	-	15,436
Net cash provided by investing activities	-	-	15,436

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from indebtedness to related party	30,202	56,066	99,681
Payments on indebtedness to related party	(11,650)	-	(11,650)
Proceeds from notes payable	18,000	-	18,000
Proceeds from sale of common stock	28,500	-	128,500
Net cash provided by financing activities	65,052	56,066	234,531

Net increase (decrease) in cash	(15,289)	(3,726)	(2,756)
Cash at beginning of period	16,285	3,752	3,752
Cash at end of period	$996	$26	996

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$-	$264	$264
Income taxes paid in cash	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for oil and gas assets	$-	$53,750	$53,750
Forgiveness of debt by related party	-	9,087	9,087

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

Note 2 – Going Concern
As reflected in the accompanying financial statements, we had a working capital deficit of $350,769, negative cash flows from operations of $80,341, and an accumulated deficit of $10,132,119, at September 30, 2010, which raise substantial doubt about our ability to continue as a going concern.  Management plans to raise funds through the issuance of debt or the sale of common stock.

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

During September 2010, a stockholder returned 300,000 unrestricted common shares of the company in exchange for 500,000 shares of restricted common stock and a note payable for $5,000, payable in 18 months, and carrying interest of 12% per annum.  The $5,000 note balance was charged to expense as of the date of the transaction.

Note 4 - Equity
During June 2010, we issued 2,045,000 shares of common stock for services.  Because there was no public market for our common stock at the time of issuance, the stock was valued at fair value of $.10 per share using the most recent sales price of stock to a private investor.  Our stock began trading on June 24, 2010.

During July 2010, we issued 150,000 shares of common stock for services.  The stock was valued at fair value using the closing market price on the date of grant.

As discussed in Note 3, during September 2010, a stockholder returned 300,000 unrestricted common shares of the company in exchange for 500,000 shares of restricted common stock and a note payable for $5,000, payable in 18 months, and carrying interest of 12% per annum.  The fair value of the 200,000 shares returned to the stockholder was determined using the closing market price on the date the stock was granted and it was expensed.

We recognized $185,500 in conjunction with the issuance of stock for services during the nine months ended September 30, 2010

During the nine months ended September 30, 2010, we issued 300,000 shares of common stock for $16,500 cash.

Note 5 – Related Party Transactions
From time to time, our officers and directors advance funds to us for working capital and receive repayments of such funds.  As of September 30, 2010 and December 31, 2009, respectively, the total amount due to related parties was $77,367 and $58,815 is unsecured, bears no interest and is due on demand.

Note 6 – Commitments and contingencies
During September 2010, we entered into a contract which requires us to pay a consultant a finder’s fee associated with any transaction in which a company introduced to us by the consultant invests funds in Asher.  The finder’s fee ranges from 1.5% to 2.5% of the proceeds of the transaction, depending on the amount invested.  No such transaction has occurred to date.

Note 7 – Equity line of credit
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

Note 7 – Subsequent events
During October 2010, we sold 600,000 shares of common stock for $30,000 to a private investor.  In addition to the stock, the investor received warrants to purchase 600,000 shares of common stock with an exercise price of $0.05 per share and a term of two months.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Since we had no business operations from 2003 and was deemed dormant by our management until we began discussions with owners of certain oil and gas assets regarding the acquisition of the assets in early 2009.  Management has determined that the commencement of discussions in early 2009 represents our entry into the oil and gas industry as an exploration stage company.  We acquired the Asher Assets in June 2009. At the time that we acquired the Asher assets, we re-entered the development stage and are an exploration stage company.Because we are an exploration stage company and therefore have no income from operations, this discussion involves only the plan of operation.

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

Management is in the process of concluding financing arrangements with financial institutions in Nigeria and a few multi-national oil and gas companies in the U.S and the Middle East who are finalizing their due diligence and economic modeling for the project.  Management anticipates raising sufficient funds to pay the $12,500,000 signature bonus to the Nigerian government and the $10,000,000 farm-in fee to our local partner, Sigmund Oilfield Limited (“Sigmund”), in the near future.

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

Results of Operations
Our expenses, and loss from operations decreased approximately 64%, from 105,353 to $52,738 during the three months ended September 30, 2009 and September 30, 2010, respectively. Our expenses for the three months ended June 30, 2010 consisted mainly of accounting fees. Our expenses for the three months ended September 30, 2009consisted mainly of legal and professional cost associated with the preparation and filing of a registration statement.  The decrease was mainly attributable to the decreased consulting fees.

Our expenses, and loss from operations, increased approximately 2%, from $269,732 to $275,556 during the nine months ended September 30, 2009 and September 30, 2010, respectively. Our expenses for the nine months ended September 30, 2010 consisted mainly of stock awards to consultants. Our expenses for the three months ended September 30, 2010 consisted mainly of legal and professional cost associated with the preparation and filing of a registration statement.  The increase was mainly attributable to the increased consulting fees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During September 2010, we issued 500,000 shares of unregistered common stock to an investor. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. The transaction did not involve a public offering. The investor had knowledge and experience in financial and business matters that allowed them  to evaluate the merits and risk of receipt of these securities. The investors were knowledgeable about our operations and financial condition.

During September 2010, we issued 150,000 shares of unregistered common stock to aconsultant. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. The transaction did not involve a public offering. The consultant had knowledge and experience in financial and business matters that allowed them  to evaluate the merits and risk of receipt of these securities. The consultants were knowledgeable about our operations and financial condition.

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

AsherXino Corporation

Dated: November 22, 2010	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga Title: Chief Executive Officer Principal Executive Officer
Dated: November 22, 2010	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga Title: Interim Chief Financial Officer Interim Principal Financial and Accounting Officer