Form 10-K
period 2010-12-31
AsherXino Corp
filed 2011-05-23
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 0-49936

ASHERXINO CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	93-0962072
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5847 San Felipe Street, 17th Floor Houston, TX 77002	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 413-3345

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   Yes ☐     No ☐                Accelerated filer   Yes ☐     No ☐

Non-accelerated filer (Do not check if a smaller reporting company)    Yes ☐     No ☐                Smaller reporting company   Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of December 31, 2010, we had outstanding 18,857,242 shares of our $0.01 par value Common Stock issued and outstanding.

TABLE OF CONTENTS

PART I

Page
Item 1. Item 1A. Item 1B. Item 2. Item 3. Item 4.	Business. Risk Factors. Unresolved Staff Comments. Properties. Legal Proceedings Submission of Matters to a Vote of Securities Holders	4 5 11 11 14 14

PART II

Item 5. Item 7. Item 8. Item 9. Item 9A(T). Item 9B.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Management's Discussion and Analysis of Financial Condition and Results of Operations. Financial Statements and Supplementary Data. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Controls and Procedures. Other Information.	15 15 23 24 24 25

PART III

Item 10. Item 11. Item 12. Item 13. Item 14.	Directors, Executive Officers and Corporate Governance. Executive Compensation. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Certain Relationships and Related Transactions, and Director Independence. Principal Accountant Fees and Services.	25 27 27 27 28

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	28

i

AVAILABLE INFORMATION

          We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We file periodic reports, proxy materials and other information with the Securities and Exchange Commission (the "Commission"). In addition, we will furnish stockholders with annual reports containing audited financial statements certified by our independent accountants and interim reports containing unaudited financial information as may be necessary or desirable. We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to: Patrick Okorodudu, 5847 San Felipe Street, 17th Floor, Houston, Texas 77002. Our Web site is www.asherxino.com.

          We strive to provide free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable.

          Members of the public may read and copy any materials we file with the Commission at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Members of the public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Web site of the Commission is www.sec.gov. That website contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Visitors to the Commission's Web site may access such information by searching the EDGAR database.

INFORMATION ABOUT
FORWARD-LOOKING STATEMENTS

This Form 10-K contains "forward looking statements" (as that term is defined in Section 27A(i)(1) of the Securities Act of 1933), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. Some of the factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in the section entitled "Risk Factors" and elsewhere throughout this Form 10-K. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, but there can be no assurance that our expectations, beliefs or projections will result or be achieved or accomplished. We have no obligation to update or revise forward looking statements to reflect the occurrence of future events or circumstances.

PART I

ITEM 1.     BUSINESS.

AsherXino Corporation ("Asher") was originally incorporated in the State of Colorado on June 9, 1981 under the name "Blue Grass Breeders, Inc." In the subsequent twenty-two years, we became a public reporting company, changed our state of incorporation to the State of Delaware, went through various name changes and engaged in various businesses, as described in the section entitled "Prior history" below.

We have had no operating business since 2003. In 2003 we ceased filing our periodic reports with the Securities and Exchange Commission ("SEC") due to the fact that we had no operations, and our securities were subsequently deregistered by the SEC on April 30, 2009.

In June of 2009, our Board of Directors decided to enter into the business of owning and operating oil and gas assets by acquiring certain oil related assets ("Asher Assets") from certain individuals ("Asher Shareholders"). The Asher Shareholders acquired beneficial ownership of the Asher Assets acting through ASHER Energy Corporation as their agent, and they became shareholders in Asher upon our acquisition of the Asher Assets. Because the Asher Shareholders seek the perceived advantages of being shareholders of a publicly held corporation, we re-registered our common stock by filing Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. In connection with our acquisition of the Asher Assets, the Asher Shareholders have become directors and officers of Asher (see Item 5, "Directors and Executive Officers") and will provide us with additional management and technical team members with diverse experience in the oil and gas industry.

Through our acquisition of the Asher Assets, we are acquiring a 40% leasehold interest in and operatorship of an offshore oil exploration and development block in Nigeria, Oil Prospecting License (OPL) 2012, which has an indefinite lease term. See Item 2, "Properties". In consideration for the asset acquisition, Asher has issued 105,000,000 shares1 of its common stock, or 87.5% of our total outstanding common stock, to the Asher Shareholders and a related party. The rights to OPL 2012 acquired by Asher are subject to our performing the following obligations: (i) a signature bonus of $12,500,000 payable immediately to the Nigerian government and (ii) a $10,000,000 farm-in fee payable to a local partner. We are in the final stages of securing funding to pay both the signature bonus and the farm-in fee.

Through our wholly-owned subsidiary, Asherxino Limited, a Nigerian registered company, we will operate and develop OPL 2012 under a joint venture arrangement with two Nigerian local partners, Grasso Nigeria Limited (which owns a 20% interest in OPL 2012) and Sigmund Oilfield Limited (which owns a 40% interest in OPL 2012), and the state-owned Nigerian National Petroleum Corporation ("NNPC"), which manages all oil block concessions in Nigeria to ensure compliance with government regulations. A percentage of the revenues generated from OPL 2012 will be paid to the Nigerian government as royalties. The prevailing royalty rate applicable to OPL 2012 is 12%, with a 50% discount for the first five years.

As the technical and financial partner to Sigmund Oilfield Limited, we will be the primary company responsible for the development of OPL 2012. We will provide financial resources and technical services for the exploration, appraisal, development and production of hydrocarbons (including drilling and mining activities) within OPL 2012 and when OPL 2012 is converted to an Oil Mining License (OML). To date, part of OPL 2012 is in the exploitation phase; the remainder of the block is still under exploration and development. Once hydrocarbons are discovered, the first $10,000,000 of revenue generated from the sale of hydrocarbons produced from the property will be paid to Sigmund Oilfield Limited as a "Discovery Bonus". We will fund 100% of the development costs of OPL 2012, including the signature bonus, farm-in fee, reserve audit report cost, seismic and engineering work and drill cost and production. We will recover our development costs from future revenue generated from OPL 2012 once the Discovery Bonus and government royalties are paid. Some of these development costs, such as the reserve audit report cost and the cost of a 2D seismic survey, have already been paid. We will be entitled to 60% of the revenue from OPL 2012 (after the Discovery Bonus and government royalties are paid) until we recover all of our development costs, together with a reasonable rate of interest. After we have recovered our development costs, our share of revenues (after government royalties are paid) shall be 40%. Our original estimated total development cost includes the cost of implementing a 3D seismic program of between $10,000,000 and $15,000,000; however, we now believe that based on existing vintage 2D seismic data on OPL 2012, there is a chance that we may not need to undertake a 3D seismic program. See Item 7, "Management' s Discussion and Analysis of Financial Condition and Results of Operations".

1  For financial accounting purposes, these shares are deemed to have been issued for $53,750, representing the out-of-pocket expenses incurred by the Asher Shareholders in connection with securing the Asher Assets.

In 2007, the Nigerian government carved out OPL 2012 from a larger oil block OML 137 operated by Addax Petroleum. Once the signature bonus of $12,500,000 is paid to the Nigerian government, we may be in a position to negotiate with the owner of the adjacent block, Eni Agip Nigeria Limited ("Eni/Agip"), to receive unitization revenue from Eni/Agip. Unitization refers to the joint, coordinated operation of a petroleum reservoir by all the owners of rights in the separate tracts overlying the reservoir. Such unitization revenue is subject to approval by the Nigerian government. 50% of any unitization revenue received from Eni/Agip will be payable to Sigmund Oilfield Limited, the co-owner of the OPL 2012 leasehold interest. See Item 2, "Properties", for a more detailed description of the OPL 2012 asset. We intend to finance our operations through a combination of debt and equity financing. See Item 7, "Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations". Our principal business objectives are to achieve long-term growth potential through its exploitation of the Asher Assets and to position ourselves as a leading independent oil exploration and production company: an "operator" of choice in the Gulf of Guinea, one of the world's most prolific hydrocarbon regions. Nigeria is the largest oil producer in Africa and contains many small oil fields which have been considered "marginal" by the major multinational oil companies and thus have gone undeveloped. The market for independent oil producers in Nigeria has grown substantially in recent years. Not only is our management team experienced in identifying, negotiating and executing on attractive prospects and managing oil and gas projects, but we also possess a good understanding of the Nigerian petroleum system and Nigeria's people, culture, business environment, community and environmental issues. We plan to use cutting edge technologies and experienced oil and gas professionals to exploit, develop and produce oil and gas while maintaining high ethical standards in all facets of our business, including minimizing any negative impact of its operations on local communities and embarking on community development programs in the areas where we operate.

Our immediate objective is to create value from the production and exploration opportunities in OPL 2012. In the short term we intend to implement a drilling program for OPL 2012, which will entail the hiring of about fifty to one hundred full-time employees. Our longer term objective is to acquire and exploit prolific oil and gas deposits across the Gulf of Guinea by acquiring additional leaseholds in and operatorships of offshore blocks. Although we intend to build an asset base focused on the Gulf of Guinea (Nigeria, Ghana, Cote d'Ivoire), as an independent oil exploration and production company we will seek to acquire oil and gas assets anywhere in the world where management identifies lucrative prospects.

Management intends to purchase a corporate insurance program standard for our industry with specific coverage against property damage, sabotage and terrorism, general, product and environmental liability, loss of cargo, crime and Directors' and Officers' liability.

We currently have three employees: Bayo O. Odunuga, who serves as our President and Chief Executive Officer, Patrick O. Okorodudu, who serves as our General Counsel and Secretary, and Warren H. Anderson, who serves as our Chief Technical Officer. Mr. Anderson is a geologist and engineer with over thirty years of experience in petroleum exploration and drilling operations in West Africa.

ITEM 1A.     RISK FACTORS.

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

Risks related to Nigeria's political and regional environment

Nigeria has experienced internal security issues that have had and could have in the future a negative effect on Nigerian oil production and on us.

Nigeria has experienced internal security issues, primarily due to the activities of Nigeria's military and militant groups in the southern delta region, within the Gulf of Guinea. Nigeria's main militant group, the Movement for the Emancipation of the Niger Delta, or MEND, has been conducting guerilla attacks on crude oil pipelines and other related infrastructure, kidnapping oil workers, and generally disrupting the activities of oil companies with operations in Nigeria for the last three years, reducing crude oil output by more than 20%. These activities and the violence associated with them have had and may have in the future a negative impact on Nigerian oil production, and could have a material adverse effect on our business and assets.

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

The Nigerian oil and gas industry is subject to extensive regulation and supervision by the Nigerian government in matters including the award of exploration and production blocks, the imposition of specific drilling and exploration obligations, restrictions on production, price controls, capital expenditures and required divestments. The main supervisory and regulatory petroleum related agencies in Nigeria are the Nigerian Ministry of Petroleum Resources, Nigerian National Petroleum Corporation ("NNPC") and the Department of Petroleum Resources ("DPR"). All the petroleum in Nigeria is vested in the Federal Government of Nigeria, which has absolute authority to control the resources and only permits their exploitation under license. The Nigerian government, through the Ministry of Petroleum Resources, allocates acreages or licenses to operators in any areas deemed to have potential for petroleum accumulation. The allocations are based on a set of criteria that is made known to potential bidders at the time blocks are open for bidding. The Nigerian government reserves the right to participate in the operations of any block and to determine the type of contractual arrangements between the licensee and the government.

The terms and conditions of the agreements with the Nigerian Ministry of Petroleum Resources under which we explore and produce crude oil generally reflect negotiations with the Ministry of Petroleum Resources and other governmental authorities and may vary by fields and basins discovered.

We are required, as are all oil companies undertaking exploratory and production activities in Nigeria, to pay a percentage of our production to the Nigerian government as royalties. Royalty rates are as provided in the Petroleum Act, CAP 350 Laws of the Federation of Nigeria 1990, and the prevailing royalty regime applicable to OPL 2012 is about 17%. As a new company, we will benefit from a 50% discount for the first five years. In the future, the Nigerian government may amend royalty payment levels for our future acquisitions of oil assets and such changes could have a material adverse effect on our financial condition or results of operation.

We are subject to extensive environmental regulations in Nigeria.

Our operations are subject to extensive national, state and local environmental regulations in Nigeria. Environmental rules and regulations cover oil exploration and development activities as well as transportation, refining and production activities. These regulations establish, among others, quality standards for hydrocarbon products, air emissions, water discharges and waste disposal, environmental standards for abandoned crude oil wells, remedies for soil, water pollution and the general storage, handling, transportation and treatment of hydrocarbons in Nigeria. As a result of the creation of the Federal Ministry of Environment ("FME") in 1999 and the enactment of more rigorous laws, such as the Environmental Guidelines and Standards for the Petroleum Industry in Nigeria (EGASPIN) 2002, environmental regulations will substantially impact our operations and business results. Under the Environmental Impact Assessment Act of 1992, all exploratory project drilling must have an environmental impact assessment approved by the FME and must receive an environmental permit from the local authorities. As the operator of an Oil Prospecting License (OPL), we are required to prevent the escape of petroleum into any water, well, spring, stream river, lake reservoir, estuary or harbor, and government inspectors may examine our premises to ensure that we comply with the regulations. The Department of Petroleum Resources also regulates environmental issues by requiring operators in the oil and gas industry to obtain permits for oil-related effluent discharges from point sources and oil-related project development. Non-compliance with environmental laws may result in fines, restrictions on operations or other sanctions.

We are also subject to state and local environmental regulations issued by the regional environmental authorities, which oversee compliance with each state's environmental laws and regulations by oil and gas companies. If we fail to comply with any of these national or local environmental regulations we could be subject to administrative and criminal penalties, including warnings, fines and facilities closure orders.

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

Before we may begin our work program to develop OPL 2012, we must pay a $12,500,000 signature bonus to the Nigerian government and a $10,000,000 farm-in fee to our local Nigerian partner, and submit our work program for approval by the Nigerian government agencies responsible for oil exploration and production. See Item 2, "Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operation". Although we are in the process of concluding financing arrangements to raise sufficient funds to pay the signature bonus and farm-in fee, the exact timing of when we will be able to pay the signature bonus and farm-in fee is uncertain. Furthermore, although our management has had substantial experience working with oil and gas ventures in Nigeria and has previously dealt with the Nigerian government on other oil projects, it is impossible to predict the timing of government approvals of oil development work programs. Such timing is entirely within the control of the Nigerian government and will depend on a variety of factors, including the government regulatory policies then in effect, the government agency department supervisors involved in the approval process, and the workload and staffing of the government agencies.

We are dependent on key personnel.

Our success will depend largely on the efforts and abilities of our senior management. In particular, we are dependent upon our President and Chief Executive Officer, Bayo O. Odunuga, and our General Counsel and Secretary, Patrick O. Okorodudu, who are responsible for developing our operations and business plans. The loss of services of senior management could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. There is no assurance that the Company can find suitable management personnel or will have financial resources to attract or retain such people if found.

Our business will depend substantially on international prices for crude oil and refined products, and prices for these products are volatile. A sharp decrease in such prices could materially and adversely affect our business prospects and future results of operations.

Crude oil prices have traditionally fluctuated as a result of a variety of factors including, among others, the following:

·	Changes in international prices of natural gas and refined products;
·	Changes in global and regional demand for and supplies of crude oil, natural gas and refined products;
·	Regulatory and tax changes;
·	Inventory levels;
·	Increase in the cost of capital;
·	Adverse economic conditions;
·	Development of new technologies;
·	Economic and political events, especially in the Middle East and elsewhere with high levels of crude oil production;
·	The willingness and ability of the Organization of the Petroleum Exporting Countries or OPEC and its members to set production levels and prices;
·	Price and availability of alternative competing fuels;
·	Cost of, and disruptions in, shipping bulk oil;
·	Weather conditions; and
·	Terrorism and global conflict.

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

The current global financial crisis and uncertain economic environment that worsened in the second half of 2008 have led to a worldwide decrease in demand for oil products. As a result, prices for oil products have fallen since the middle of 2008, from a high of approximately $137 per barrel (all countries spot price as estimated by the U.S. Energy Information Administration) to a low of approximately $34 per barrel at the beginning of 2009. Since the beginning of 2009 oil prices have recovered somewhat, currently averaging about $68 per barrel over the first three weeks of September 2009. During the first quarter of 2011, the average price per barrel has been around $110. If oil prices become low due to uncertain economic factors , we may be required to revise our growth objectives, particularly in light of substantial decreases in the availability of credit in the capital markets. The global financial and economic situation may also have a negative impact on third parties with whom we do, or may do, business. Any of these factors may affect our results of operations, financial condition and liquidity.

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

Drilling for crude oil and natural gas involves numerous risks, including the risk that we will not encounter commercially productive crude oil or natural gas reservoirs. The costs of drilling, completing and operating wells are high or uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

·	Unexpected drilling conditions;
·	Pressure or irregularities in formations;
·	Security problems;
·	Equipment failures or accidents;
·	Fires, explosions, blow-outs and surface cratering;
·	Title problems;
·	Other adverse weather conditions; and
·	Shortages or delays in the availability or in the delivery of equipment.

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

Compliance with Sarbanes-Oxley Act of 2002.

We will be exposed to significant costs and risks associated with complying with increasingly stringent and complex regulations of corporate governance and disclosure standards imposed on public companies. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and stock exchange rules require a growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent registered public accounting firm. Unless the SEC grants another extension, we will be required to provide our first management review in our SEC annual report for the fiscal year ending December 31, 2009 and an auditor attestation report will be required for the fiscal year ending December 31, 2010. This process will require us to hire additional personnel and outside advisory services and will result in significant accounting, audit and legal expenses.

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
Currently, our officers and directors and their related parties own the vast majority of the Company's outstanding shares and are able to elect all of the directors and control the Company. Investors will likely own a minority percentage of our entire voting stock and have minority voting rights. Investors will not likely have the ability to control either a vote of our shareholders or Board of Directors. See Item 4, "Security Ownership of Certain Beneficial Owners and Management".

ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.     PROPERTIES.
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

Description of OPL 2012
OPL 2012 is situated within the central portion of the offshore Niger Delta in what is usually referred to as the "nose of the Delta". This is an area associated with maximum deltaic progradation and sedimentation, usually evident in the maximum seaward growth of the delta within this region. The block is situated within the continental shelf, in water depths ranging from sixty meters to one hundred meters. OPL 2012 was carved out of what used to be OPL 225 (now OML 137) operated by Addax Petroleum. The block was recently awarded by the Nigerian Department of Petroleum Resources to a consortium led by Grasso Nigeria Limited. Previous drilling activities in the former block OPL 225 were concentrated in the southern part of the block. None of the wells drilled into the oil generating window.

In April 2009, the Asher Shareholders commissioned an independent audit on OPL 2012. Bayphase Limited, a United Kingdom based oil and gas consultancy, performed the study. The purpose of the study was to categorize and evaluate the "Reserves, Contingent and Prospective" resources within OPL 2012 in accordance with the Petroleum Resources Management System (2007), proposed by the Society of Petroleum Engineers (SPE), American Association of Petroleum Geologists (AAPG), World Petroleum Council (WPC) and the Society of Petroleum Engineers (SPEE) as standardized definitions of petroleum resources and how they are estimated.

The study was performed through a review of seismic data and interpretations and well data reports. From seismic data and interpretations, there are two major structures in OPL 2012. One structure in OPL 2012 contains an extension of the producing Agbara field (located in OML 116 and operated by Eni/Agip). This structure is an "exploitation" development and less risky to develop because of existing production and production facilities in the Agbara field. Accordingly, the resources associated with this structure have been classified by Bayphase Limited in its audit report as "reserves". The second structure is located in the southeast of OPL 2012 (Shokoloko Discovery Extension in OML 137 operated by Addax Petroleum) and is an "exploration" development because there is no production or production facilities nearby, hence it is more risky to develop. This structure was accordingly categorized by Bayphase Limited as "contingent resources" since there is currently no viable commercial recovery of known accumulation under development in or around this structure.

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

Addax Petroleum's OML 126 (Okwori and Nda fields) has produced an estimated 265 million barrels of oil. Production commenced in March 2005 and averaged 41,250 barrels of oil per day (BOPD) in 2007. Further east is Eni/Agip's OML 119 (Okono and Okpono fields) which has produced an estimated 240 million barrels of oil.

Eni/Agip's OML 116 (Agbara field) is reported to have produced 100 to 120 million barrels of oil to date. Production commenced in 1989, and according to the production log with the Nigerian Department of Petroleum Resources, the average production from OML 116 in 2008 was 7,500 BOPD.

and northeast: Shell's OML 72 (Kalaeuele field), OML 74 (JK field) and OML 77 (HD field).
Addax Petroleum's OML 137 (formerly OPL 225) (Shokoloko field) from which OPL 2012 was carved. (See diagrams 1 and 2)

Diagram 1: OPL 2012

Diagram 2: Addax Petroleum OML 137 and 126 fields

Source: Addax Petroleum

http://www.addaxpetroleum.com/operations/nigeria/license_areas_overview/offshore_license_areas/oml126-137

Agbara field in nearby Eni/Agip's OML 116 (formerly OPL 472) has been found to extend significantly into block OPL 2012. OML 116 is currently producing from the Agbara field and OPL 2012. We intend to pursue the unitization of Agbara field hydrocarbon production with ENI/Agip. One major structure on OPL 2012 that could be a potential prospect for hydrocarbon accumulations is of close proximity to OML 116. (See diagram 3)

Diagram 3: ENI/AGIP OML 116 and ASHERXINO OPL 2012

OML 116 - AGBARA

Agbara Deep Dir WELL - Level PQ - Depth Map	OPL 2012 Datum: mean sea level C.I.: 10m

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

Although geologic structure alone is insufficient for hydrocarbon deposits, seismic structural review also shows the OPL 2012 block to be dissected by several synthetic and antithetic faults, some of which are associated with structural closures that could be potential prospects for hydrocarbon accumulations. A major structure building fault close to Addax Petroleum's OML 137 and OML 126 has been identified. It proceeds from Addax Petroleum's OML 119 (formerly OPL 90), cuts into the southeastern portion of the OPL 2012 block, and proceeds through the block into Shell's OML 74 (another producing block) in the northwest end of the OPL 2012 block.

Drilling In Progress
At December 31, 2010, there was no drilling in progress.

Description of Physical Facilities
We lease office space at 5847 San Felipe Street, 17th Floor, Houston, Texas 77002. We seek to lease office space in Nigeria, but we have not yet identified an acceptable location.

ITEM 3.     LEGAL PROCEEDINGS.
Presently, there are no material pending legal proceedings to which we are a party, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.BR> Since we had no business operations from 2003 until our recent acquisition of the Asher Assets, and therefore no income from operations, this discussion involves only the plan of operation.

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

We currently have few capital resources and we are unlikely to generate significant revenues for some time. This raises substantial doubt about our ability to continue as a going concern. See Notes to our Financial Statements in Item 8, "Financial Statements and Supplementary Data". Without realization of additional capital, it would be unlikely that we could continue as a going concern. However, management has been in discussions with several financial institutions (i.e. banks, private equity funds, sovereign funds, energy companies and other corporate entities) to procure funding for the development of OPL 2012 through the issuance of debt and/or equity. Based on these discussions management anticipates obtaining sufficient funding to perform our obligations related to OPL 2012 over the next year.

Management is in the process of concluding financing arrangements with financial institutions in Nigeria who are finalizing their due diligence and economic modeling for the project. Management anticipates raising sufficient funds to pay the $12,500,000 signature bonus to the Nigerian government and the $10,000,000 farm-in fee to our local partner in the near future.

Upon the payment of the signature bonus, the development of OPL 2012 will take place in two phases over a three year period. In Phase 1 (Year 1), we will pursue one of two scenarios. Scenario 1 involves working jointly with Eni/Agip to develop OPL 2012 through the unitization process, which enables owners of two straddled oil fields to proceed with the development and operation of the field as a single unit, to ensure maximum hydrocarbons recovery with no duplication of costs. Scenario 2 involves pursuing an international joint venture partnership with Superior Well Drilling LLC and its local Nigerian partner Omega Maritime & Energy Limited (collectively, "Superior") to drill and complete one vertical well at 4,000 feet. Superior will provide rigs and drill the well, and Superior will be paid from proceeds of hydrocarbons recovered. Engineering and environmental work will be done prior to drilling and completing the vertical well. Such engineering and environmental work will include the casing and design of the well.

In either Scenario 1 or 2, revenue sharing between Asher and Eni/Agip or Superior will be negotiated and agreed by the parties. Also, neither scenario includes provision for a 3D seismic program, as we now believe that, based on technical evaluation of OPL 2012, there is a chance that a 3D seismic survey may not need to be performed given there exists vintage 2D seismic data on OPL 2012.

Scenario 1 is our preferred option because it is more cost effective. Production facilities are available in Eni/Agip's neighboring OML 116, and only require that the lateral well from OML 116 be extended into OPL 2012. Under Scenario 1, we may be able to avoid any further engineering work since all technical data relating to OPL 2012 will be provided from ongoing development and production in OML 116. However, we have not yet obtained Eni/Agip's agreement to jointly develop OPL 2012. In the event that we are unsuccessful in obtaining Eni/Agip's timely agreement, we will proceed with Scenario 2. An international Joint Venture Agreement ("JV Agreement") was previously executed by the Asher Shareholders and Superior pursuant to which Superior would execute drilling and operations for oil drilling projects secured by us (such as Scenario 2) and be reimbursed for providing such services by the joint venture from crude oil sales. The Asher Shareholders have assigned their rights in the JV Agreement to the Company. (See tables below)

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

Results of Operations
Our expenses for the year ended December 31, 2010 were substantially higher than our expenses last year and consist mainly of legal and professional costs associated with the filing of our registration statement and travel costs associated with doing business in Nigeria.

CRITICAL ACCOUNTING POLICIES
We prepare our consolidated and combined financial statements in this report using accounting principles that are generally accepted in the United States ("GAAP"). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. We must make judgments, estimates, and in certain circumstances, choices between acceptable GAAP alternatives as we apply these rules and requirements. The most critical estimate we make is the engineering estimate of proved oil and gas reserves. This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation, depletion, and amortization of oil and gas properties and the estimate of the impairment of our oil and gas properties. It also affects the estimated lives used to determine asset retirement obligations. In addition, the estimates of proved oil and gas reserves are the basis for the related standardized measure of discounted future net cash flows.

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

Standardized measure of discounted future net cash flows
The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs. Effective for the year ending December 31, 2010 and later, commodity prices are based on the average prices as measure on the first day of each of the last twelve calendar months. While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil and gas prices.

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

Impairment of Properties, Plants and Equipment
Properties, plants and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value through additional amortization or depreciation provisions and reported as impairments in the periods in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets-generally on a field-by-field basis for exploration and production assets, at an entire complex level for refining assets or at a site level for retail stores. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is determined based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible. Long-lived assets committed by management for disposal within one year are accounted for at the lower of amortized cost or fair value, less cost to sell.

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future production volumes, prices and costs, considering all available evidence at the date of review. If the future production price risk has been hedged, the hedged price is used in the calculations for the period and quantities hedged. The impairment review includes cash flows from proved developed and undeveloped reserves, including any development expenditures necessary to achieve that production. Additionally, when probable reserves exist, an appropriate risk-adjusted amount of these reserves may be included in the impairment calculation. The price and cost outlook assumptions used in impairment reviews differ from the assumptions used in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities. In that disclosure, SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," requires inclusion of only proved reserves and the use of prices and costs at the balance sheet date, with no projection for future changes in assumptions.

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

Stock Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated and combined financial statements for the years ended December 31, 2009 and 2008 reflect the impact of adopting SFAS 123(R).

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

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," (FIN 48) on January 1, 2007. The adoption did not result in a material adjustment to the Company's tax liability for unrecognized income tax benefits. If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2010, we had not accrued interest or penalties related to uncertain tax positions. The tax years 2006-2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FIN 48-1) which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is "effectively," rather than the previously required "ultimately," settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. The guidance in FIN 48-1 is effective upon the initial January 1, 2007 adoption of FIN 48. Companies that have not applied this guidance must retroactively apply the provisions of this FSP to the date of the initial adoption of FIN 48. We have adopted FIN 48-1 and no retroactive adjustments were necessary.

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

Restatement

During the year ended December 31, 2009, we issued certain shares for services that were not recorded in our accounting records. The following tables reflect the impact of this error on our 2009 financial statements:

		Year Ended
		December 31, 2009
	As Reported	Adjustments	As Restated

General and administrative expenses:
Other	$150,693	1,781,796	1,932,489
Total general and administrative expense	416,186	1,781,796	2,197,982

Loss from operatioins	(416,186)	(1,781,796)	(2,197,982)

Net loss	$(421,134)	$(1,781,796)	$(2,202,930)
Net loss per share:
Basic and diluted	$(0.01)		$(0.03)
Weighted average common shares outstanding:
Basic and diluted	71,188,977		86,240,803

21

		December 31, 2009
	As Reported	Current Year Adjustments	As Restated

SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value. Authorized 300,000,000 shares, issued and outstanding 121,000,000 and 9,876,750 shares, respectively	$1,210,000	$348,875	$1,558,875
Additioinal paid-in capital	8,411,100	1,432,921	9,844,021
Accumulated deficit	(9,420,587)	-	(9,420,587)
Deficit accumulated after entering the exploration stage	(421,134)	(1,781,796)	(2,202,930)
Total Shareholders' deficit	(220,621)	-	(220,621)
Total liabilities and stockholders' deficit	$70,035	$-	$70,035

		Nine months ended
		September 30, 2009
	As Reported	Adjustments	As Restated

General and administrative expenses:
Other	$99,200	1,488,500	1,587,700
Total general and administrative expense	269,497	1,488,500	1,757,997

Loss from operatioins	(269,497)	(1,488,500)	(1,757,997)

Net loss	$(271,719)	$(1,488,500)	$(1,760,219)
Net loss per share:
Basic and diluted	$(0.00)		$(0.03)
Weighted average common shares outstanding:
Basic and diluted	55,039,450		64,000,877

		September 30, 2009
	As Reported	Current Year Adjustments	As Restated

SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value. Authorized 300,000,000 shares, issued and outstanding 121,000,000 and 9,876,750 shares, respectively	$1,200,000	$296,375	$1,496,375
Additioinal paid-in capital	8,321,100	1,192,125	9,513,225
Accumulated deficit	(9,420,587)	-	(9,420,587)
Deficit accumulated after entering the exploration stage	(271,206)	(1,488,500)	(1,760,219)
Total Shareholders' deficit	(170,693)	-	(171,206)
Total liabilities and stockholders' deficit	$55,294	$-	$55,294

22

		Six months ended
		June 30, 2009
	As Reported	Adjustments	As Restated

General and administrative expenses:
Other	$57,468	1,482,500	1,539,968
Total general and administrative expense	164,378	1,482,500	1,646,878

Loss from operatioins	(164,378)	(1,482,500)	(1,646,878)

Net loss	$(166,369)	$(1,482,500)	$(1,648,869)
Net loss per share:
Basic and diluted	$(0.00)		$(0.08)
Weighted average common shares outstanding:
Basic and diluted	117,989,528		20,967,911

		June 30, 2009
	As Reported	Current Year Adjustments	As Restated

SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value. Authorized 300,000,000 shares, issued and outstanding 121,000,000 and 9,876,750 shares, respectively	$1,200,000	$295,122	$1,495,122
Additioinal paid-in capital	8,312,013	1,187,378	9,499,391
Accumulated deficit	(9,420,587)	-	(9,420,587)
Deficit accumulated after entering the exploration stage	(166,369)	(1,482,500)	(1,648,869)
Total Shareholders' deficit	(74,943)	-	(74,943)
Total liabilities and stockholders' deficit	$55,555	$-	$55,555

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Supplementary Data information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ASHERXINO CORPORATION
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-2

Consolidated Balance Sheet at December 31, 2010 and 2009	F-3

Consolidated Statements of Expenses for the years ended December 31, 2010 and 2009 and for the cumulative period from January 1, 2009 (inception of the exploration stage) through December 31, 2010	F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the cumulative period from January 1, 2009 (inception of the exploration stage) through December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AsherXino Corporation.
(An Exploration Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheets of AsherXino Corporation. (the "Company") as of December 31, 2010 and 2009, and the consolidated statements of expenses, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company's balance sheet at December 31, 2009, the related statement of expenses, statements of stockholder's deficit and cash flows for the year then ended have been restated. The restatements of the financial statements are described in Note 2.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses and has a negative working capital as of December 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
May 23, 2011

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS		(Restated)

CURRENT ASSETS
Cash and cash equivalents	$37,289	$16,285
Total Current Assets	37,289	16,285

Long term assets
Oil and Gas Asset, accounted for under the Full Cost method of accounting Unevaluated property excluded from amortization	53,750	53,750

Total Assets	$91,039	$70,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$251,507	$231,841
Notes payable, net of discount of $6,242 and $0	28,758	-
Indebtedness to related parties	71,924	58,815
Total current liabilities	352,189	290,656

Commitments and Contingencies

Shareholders' deficit:
Common stock, $0.01 par value. Authorized 300,000,000 shares, issued and outstanding 160,082,542 and 155,887,542 shares, respectively	1,600,825	1,558,875
Additional paid-in capital	10,131,321	9,844,021
Accumulated deficit	(9,420,587)	(9,420,587)
Deficit accumulated after entering the exploration stage	(2,572,709)	(2,202,930)

Total shareholders' deficit	(261,150)	(220,621)

Total Liabilities and Stockholders' Deficit	$91,039	$70,035

The accompanying notes are an integral part of these financial statements

ASHERXINO CORPORATION
(An exploration Stage company)
CONSOLIDATED STATEMENTS OF EXPENSES

Twelve months ended	Cumulative Period from January 1, 2009 (Inception of Exploration Stage) through
December 31,	December 31,
	2010	2009	2010
		(restated)	(restated)

General and administrative expenses:
Legal	$16,435	$190,837	$207,272
Consulting	208,416	1,776,796	1,985,212
Travel	26,375	74,656	101,031
Other	79,108	155,693	234,801

Total general and administrative expenses	330,334	2,197,982	2,528,316

Loss from operations	(330,334)	(2,197,982)	(1,158,596)

Net realized loss from sale of trading securities	-	(1,958)	(1,958)
Loss on derivative warrant liability	(20,250)	-	(20,250)
Interest expense	(19,195)	(2,990)	(22,185)

Net income (loss)	$(369,779)	$(2,202,930)	$(2,572,709)

Basic and diluted income (loss) per common share	$(0.00)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	157,607,364	86,240,803

The accompanying notes are an integral part of these financial statements

ASHERXINO CORPORATION
(An exploration Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional		Deficit Accumulated
	Common Stock		Paid-in	Accumulated	During
	Shares	Par value	Capital	Deficit	Exploration Stage	Total

Balance December 31, 2008	9,876,850	$98,768	$9,346,848	$(9,420,587)	-		$25,029

Common stock issued for:
Services	39,885,392	398,854	1,389,589	-	-		1,788,443
Acquisition of Oil and Gas asset	105,000,000	1,050,000	(996,250)	-	-		53,750
Cash	1,125,300	11,253	94,747				106,000

Forgiveness of debt by related party	-	-	9,087	-	-		9,087

Net loss	-	-	-	-	$(2,202,930)		(2,202,930)

Balance December 31, 2009-restated	155,887,542	1,558,875	9,844,021	(9,420,587)	(2,202,930)		(220,621)

Common stock issued for:
Services	2,395,000	23,950	196,550	-	-		220,500
Cash	1,600,000	16,000	60,500	-	-		76,500
Debt	200,000	2,000	10,000				12,000
Derivative liability			20,250				20,250

Net loss	-	-	-	-	(369,779)		(369,779)

Balance December 31, 2010	160,082,542	$1,600,825	$10,131,321	$(9,420,587)	$(2,572,709)		$(261,150)

The accompanying notes are an intergral part of these financial statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Cummulative Period from January 1, 2009
Twelve months ended	(Inception of Exploration Stage) through
December 31,	December 31,
	2010	2009	2010
		(restated)	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(369,779)	$(2,202,930);	$(2,572,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	2,306	2,306
Common stock issued for services	220,500	1,788,443	2,008,943
Note issued for services	5,000	-	5,000
Amortization of discount on notes payable	5,758	-	5,758
Loss on derivative warrant liability	20,250	-	20,250
Realized loss on trading securities	-	1,958	1,958
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	19,666	231,841	251,507
Net cash used in operating activities	(98,605)	(178,382)	(276,987)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investments	-	15,436	15,436
Net Cash provided by investing activities	-	15,436	15,436

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	76,500	106,000	182,500
Proceeds from notes payable	30,000	-	30,000
Proceeds from indebtedness to related party	41,082	101,719	142,801
Payments on indebtedness ot related parties	(27,973)	(32,240)	(60,213)
Net cash provided by financing activities	119,609	175,479	295,088

Net increase in cash	21,004	12,533	33,537
Cash at beginning of period	16,285	3,752	3,752
Cash end of period	$37,289	$16,285	$37,289

SUPPLEMENTAL DISCLOSURES
Intereest paid in cash	$-	$37	$37
Income taxes paid in cash	-	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for oil and gas asset	$-	$47,750	$47,750
Forgiveness of debt by related party	-	9,087	9,087
Discount on convertible note	12,000	-	12,000

The accompanying notes are an integral part of these financial statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business and Summary of Significant Accounting Policies

Description of business

Current business operations
AsherXino Corporation ("AsherXino") is an exploration stage oil and gas company that holds an option to farm into a 40% leasehold interest in and operatorship of an offshore oil exploration and development block in Nigeria, Oil Prospecting License (OPL) 2012 ("OPL 2012").

Business Operations prior to entering the Exploration Stage
AsherXino was incorporated in Colorado on June 9, 1981, under the name "Blue Grass Breeders, Inc." From 1981 through 2008, we were involved in multiple businesses: breeding and selling horses, manufacture and sale of computer hardware and software, and providing medical services. In 2008, after winding down prior operations, we became an inactive "shell" company.

Inception of Exploration Stage
During the first quarter of 2009, we engaged in discussions with owners of certain oil and gas assets and preliminary discussions with various entities regarding potential debt and equity financing to support the exploitation of any assets to be acquired. These discussions ultimately led to our acquisition of our interest in the OPL 2012 effective June 30, 2009. Management has determined that the commencement of discussions in early 2009 represents our entry into the oil and gas industry as an exploration stage company. Accordingly, the accompanying consolidated financial statements set forth cumulative financial information for this new exploration stage, which we deem to have began on or about January 1, 2009.

Basis of Presentation
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain amounts in the 2009 financial statements have been reclassified to conform with the 2009 financial statement presentation.

Principles of Consolidation
We consolidate all investments in which we have more than a 50% voting interest. The accompanying consolidated financial statements include the accounts of AsherXino and our wholly owned subsidiary, ASHER Energy Transactions Services Limited, a Nigerian registered company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying footnotes. These estimates are made based on management's best knowledge of current events, historical experience, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from management's estimates.

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

Impairment of Long-Lived Assets
We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset"s estimated fair value and its book value. During the years ended December 31, 2010 and 2009, respectively, we had no impairment.

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

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. We follow the "sales method" of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.

Income Taxes
Since January 1, 2007, we account for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board ("FASB") on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2010 and 2009.

Stock-Based Compensation
ASC 718, "Compensation-Stock Compensation" requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award.

We account for non-employee share-based awards based upon ASC 505-50, "Equity-Based Payments to Non-Employees." ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

We recognize the cost associated with share-based awards that have a graded vesting schedule on a straight-line basis over the requisite service period of the entire award.

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
Level 2 inputs consist of quoted prices for similar instruments.
Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority

As of December 31, 2010 and 2009, we had no financial instruments measured at fair value. However, during the quarter ended December 31, 2010, we determined that warrants we had issued during the period qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, "Derivatives and Hedging - Contracts in an Entity's Own Stock." These warrant agreements include provisions designed to protect holders from a decline in the stock price ('down-round' provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants. As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a 'fixed-for-fixed' option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date with the change in fair value reflecting in earnings in other income within the caption "Gain (loss) on derivative warrant liability".

The fair value of these warrants was determined using the Black-Sholes option pricing method with any change in fair value during the period recorded in earnings as "Other income (expense) - Gain (loss) on warrant derivative liability."

Significant inputs used to calculate the fair value of the warrants at inception included stock price of $0.05; expected term of 0.17 years; cumulative volatility of 163%; zero dividends; and the risk-free interest rate of ..18%. The warrants fall within level 3 of the fair value hierarchy. The warrants expired unexercised in December 2010.

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the year ended December, 2010:

Beginning balance-December 31, 2009	-
Issuance of derivative warrants	17,605
Change in fair value of derivative liability	20,250
Settlement of derivative	(37,855)
At December 31, 2010	-

The change in fair value of the derivative liability represents the mark to market adjustment on the date the warrants expired.

The carrying amounts reported in the balance sheet for cash and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. In connection with the derivative liability, we recorded a loss of $20,250.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on our operating results, financial position or cash flows.

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. We adopted the provisions of ASU 2010-09 for the period ended April 30, 2010.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on our financial position or results from operations.

NOTE 2 - Restatement

During the year ended December 31, 2009, we issued certain shares for services that were not recorded in our accounting records. The following tables reflect the impact of this error on our 2009 financial statements:

		Year Ended
		December 31, 2009
	As Reported	Adjustments	As Restated

General and administrative expenses:
Other	$150,693	1,781,796	1,932,489
Total general and administrative expense	416,186	1,781,796	2,197,982

Loss from operatioins	(416,186)	(1,781,796)	(2,197,982)

Net loss	$(421,134)	$(1,781,796)	$(2,202,930)
Net loss per share:
Basic and diluted	$(0.01)		$(0.03)
Weighted average common shares outstanding:
Basic and diluted	71,188,977		86,240,803

		December 31, 2009
	As Reported	Current Year Adjustments	As Restated

SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value. Authorized 300,000,000 shares, issued and outstanding 121,000,000 and 9,876,750 shares, respectively	$1,210,000	$348,875	$1,558,875
Additioinal paid-in capital	8,411,100	1,432,921	9,844,021
Accumulated deficit	(9,420,587)	-	(9,420,587)
Deficit accumulated after entering the exploration stage	(421,134)	(1,781,796)	(2,202,930)
Total Shareholders' deficit	(220,621)	-	(220,621)
Total liabilities and stockholders' deficit	$70,035	$-	$70,035

		Nine months ended
		September 30, 2009
	As Reported	Adjustments	As Restated

General and administrative expenses:
Other	$99,200	1,488,500	1,587,700
Total general and administrative expense	269,497	1,488,500	1,757,997

Loss from operatioins	(269,497)	(1,488,500)	(1,757,997)

Net loss	$(271,719)	$(1,488,500)	$(1,760,219)
Net loss per share:
Basic and diluted	$(0.00)		$(0.03)
Weighted average common shares outstanding:
Basic and diluted	55,039,450		64,000,877

		September 30, 2009
	As Reported	Current Year Adjustments	As Restated

SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value. Authorized 300,000,000 shares, issued and outstanding 121,000,000 and 9,876,750 shares, respectively	$1,200,000	$296,375	$1,496,375
Additioinal paid-in capital	8,321,100	1,192,125	9,513,225
Accumulated deficit	(9,420,587)	-	(9,420,587)
Deficit accumulated after entering the exploration stage	(271,206)	(1,488,500)	(1,760,219)
Total Shareholders' deficit	(170,693)	-	(171,206)
Total liabilities and stockholders' deficit	$55,294	$-	$55,294

		Six months ended
		June 30, 2009
	As Reported	Adjustments	As Restated

General and administrative expenses:
Other	$57,468	1,482,500	1,539,968
Total general and administrative expense	164,378	1,482,500	1,646,878

Loss from operatioins	(164,378)	(1,482,500)	(1,646,878)

Net loss	$(166,369)	$(1,482,500)	$(1,648,869)
Net loss per share:
Basic and diluted	$(0.00)		$(0.08)
Weighted average common shares outstanding:
Basic and diluted	117,989,528		20,967,911

		June 30, 2009
	As Reported	Current Year Adjustments	As Restated

SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value. Authorized 300,000,000 shares, issued and outstanding 121,000,000 and 9,876,750 shares, respectively	$1,200,000	$295,122	$1,495,122
Additioinal paid-in capital	8,312,013	1,187,378	9,499,391
Accumulated deficit	(9,420,587)	-	(9,420,587)
Deficit accumulated after entering the exploration stage	(166,369)	(1,482,500)	(1,648,869)
Total Shareholders' deficit	(74,943)	-	(74,943)
Total liabilities and stockholders' deficit	$55,555	$-	$55,555

NOTE 3 - Going concern

As reflected in the accompanying financial statements, we had a working capital deficit of $314,900 and an accumulated deficit of $11,993,296 at December 31, 2010, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock. If we do not raise capital sufficient to fund our business plan, AsherXino may not survive. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

NOTE 4 - Investments

We acquired a total of 310,000 shares of Hythiam common stock during 2005 through 2008 in connection with a financing arrangement entered into in 2002. Hythiam is a public company whose shares are quoted on the OTCBB. We acquired the shares of Hythiam common stock to sell in the near term to generate income. Management did not intend to hold the shares of Hythiam common stock for investment purposes, and accordingly, classified the shares as "trading securities" for all periods presented. Because of such classification, unrealized gains and losses were recorded in operations. As of December 31, 2009, we owned 44,600 shares of Hythiam common stock.

During the year ended December 31, 2009, we sold the remaining 44,600 shares of Hythiam common stock for total proceeds of $15,436 for a realized loss of $1,958.

NOTE 5 - Oil and Gas Asset

Oil and gas asset consists of costs associated with the acquisition of OPL 2012 of $53,750 as of December 31, 2010 and 2009. All oil and gas asset costs are excluded from amounts subject to amortization. The rights to OPL 2012 acquired by AsherXino are subject to our performance of the following obligations: (i) a signature bonus of $12,500,000 payable immediately to the Nigerian government and (ii) a $10,000,000 farm-in fee payable to a local partner. The status of the project is that we are seeking funding to fulfill these obligations and to conduct geological and geophysical work and a drilling program. We anticipate including the excluded costs into the amortization base during the next two (2) years.

The following tables provide certain information about our excluded costs.

Costs Excluded by Year Incurred

	Year ended December 31, 2010	Excluded at December 31, 2010
Property acquisition	$53,750	$53,750

Total	$53,750	$53,750

Costs Excluded by Country
	Nigeria	Total
Property acquisition	$53,750	$53,750

Total	$53,750	$53,750

Changes in Costs Excluded by Country
	Nigeria	Total
Balance at December 31, 2008	$-	$-
Additional costs incurred	53,750	53,750
Costs transferred to amortization base	-	-

Balance at December 31, 2009	$53,750	$53,750

Balance at December 31, 2009 and 2010	$53,750	$53,750

NOTE 6 - Notes Payable

During June 2010, we executed two notes payable agreements and received $15,000 in proceeds for each agreement. Each investor received a notes payable with a face value of $15,000 which matures one year from the date of issuance and has a stated interest rate of 18% and as part of the purchase agreement each investor also received 100,000 shares of our common stock. We measured the fair value of the notes payable and the common stock on the date of commitment and allocated the proceeds received between the notes payable and common stock based on the fair values of the respective instruments which resulted in the following allocation:

Common Stock	$12,000
Note Payable	18,000
$30,000

The discount of $12,000 arising from this transaction was recorded at the inception of the notes and is amortized using the effective interest rate method over the life of the notes, 12 months. The effective interest rate of the notes is 76%. As of December 31, 2010, the notes have a balance of $23,758, net of discount of $6,242.

During September 2010, a stockholder returned 300,000 unrestricted common shares of the company in exchange for 500,000 shares of restricted common stock and a note payable for $5,000, payable in 18 months, and carrying interest of 12% per annum. The $5,000 note balance was charged to expense as of the date of the transaction.

NOTE 7 - Equity

Year ended December 31, 2010

Stock for services
During 2010, we issued 2,395,000 shares of common stock for services and recorded $220,500 of expense related to these issuances.

As discussed in Note 6, during September 2010, a stockholder returned 300,000 unrestricted common shares of the company in exchange for 500,000 shares of restricted common stock and a note payable for $5,000, payable in 18 months, and carrying interest of 12% per annum. The fair value of the 200,000 shares returned to the stockholder was determined using the closing market price on the date the stock was granted. The difference between the fair value of the stock we received and the fair value of the stock and note returned to the investor was expensed with shares for services. The fair values were determined using the closing market price on the date of the transaction.

On December 28, 2010, 1,500,000 shares of common stock were granted to a consultant. The shares vest two years from the grant date, December 28, 2010. We will estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete. No expense was recognized during the year ended December 31, 2010; the unvested portion of the award, as calculated using the closing market price of our common stock on December 31, 2010 of $.05, was $75,000.

Stock for cash

During the twelve months ended December 31, 2010, we issued 1,600,000 shares of common stock for $76,500 cash as follows:

Four investors purchased 400,000 shares of common stock for $16,500.

An investor purchased 1,200,000 shares of common stock and a warrant to purchase 600,000 shares of common stock, exercisable for two months, at an exercise price of $.05 per share, for $60,000. The warrant provided that the exercise price would reduce if subsequent equity sales occurred at a price lower than the exercise price and thus it was accounted for as a derivative warrant. (See table in Note 1) We recorded a loss of $20,250 related to mark-to-market of this derivative liability.

The warrant was valued at fair value at the time of issuance using the Black-Scholes option pricing model with an expected life of two months, a risk free interest rate of .18%, a dividend yield of 0%, and an expected volatility of 400.83%. Expected volatility is based solely on historical volatility because we do not have traded options. The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility. Beginning with computations after June 2010, when there was an active trading market for our stock, we have included our own historical volatility in determining the volatility used. We will continue to use a peer group until we have sufficient trading history to determine our own historical volatility.

Stock issued with debt

Two investors loaned funds to the company and received 200,000 shares of common stock. $12,000 of the proceeds were allocated to the common stock, as discussed in Note 6.

Year ended December 31, 2009

During 2009, we issued 39,885,492 shares for services and recorded $1,788,443 of related expense. The expense was calculated using a share price equivalent to price investors paid to purchase shares of stock during the year.

In addition, we issued 1,125,300 shares of stock for cash proceeds of $106,000. Finally, we issued 105,000,000 shares in for the acquisition of oil and gas assets. (See Note 2 Restatement)

NOTE 8 - Related Party Transactions

From time to time, our officers and directors advance funds to us for working capital and receive repayments of such funds. As of December 31, 2010 and December 31, 2009, respectively, the total amount due to related parties was $71,924 and $58,815 is unsecured, bears no interest and is due on demand.

NOTE 9 - Income Taxes

As of December 31, 2010, we had approximately $9,953,029 of U.S. federal and state net operating loss carry-forwards available to offset future taxable income, which begin expiring in 2026, if not utilized. The deductibility of losses incurred before June 19, 2009, the date we experienced a change in control, is limited by the provisions of section 382 of the Internal Revenue Code.

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

Components of deferred tax assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Net operating loss carry-forward	$ 3,685,000	$ 3,639,000
Valuation allowance for deferred tax assets	(3,685,000)	(3,639,000)
	-	-

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

	December 31,
	2010	2009
US statutory federal rate	34.00%	34.00%
State income tax rate	3.06%	3.06%

Valuation allowance	-37.06%	-37.06%
	0.00%	0.00%

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

We have no positions for which it is reasonable that the total amounts of unrecognized tax benefits at December 31, 2010 will significantly increase or decrease within 12 months.

NOTE 10 - Commitments and contingencies

During September 2010, we entered into a contract which requires us to pay a consultant a finder's fee associated with any transaction in which a company introduced to us by the consultant invests funds in Asher. The finder's fee ranges from 1.5% to 2.5% of the proceeds of the transaction, depending on the amount invested. No such transaction has occurred to date.

NOTE 11 - Equity line of credit

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

none.

ITEM 9A.     CONTROLS AND PROCEDURES.

Not applicabble.

ITEM 9A(T).     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and interim Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In light of the material weaknesses discussed below, which have not been fully remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and interim Chief Financial Officer concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

Management Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) is defined as a process designed by, or under the supervision of, a company's principal executive and financial officers, or persons performing similar functions, and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally acceptable accounting principles and includes those policies and procedures that:

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

the non-existence of a code of ethics,
in adequate accounting procedures,
a lack of timely reconciliation of cash accounts,
a lack of qualified accounting staff involved in our accounting and financial reporting, inadequate controls over purchasing and accounts payable, and inadequate segregation of duties.

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

ITEM 9B.     OTHER INFORMATION.
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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
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

Once our Form 10 became effective, Mr. Hinton intended to resign from his positions as President and Director. After our Form 10 became effective in February 2010, Mr. Hinton agreed to remain a board member. Warren H. Anderson, a geologist and engineer with over thirty years of experience in petroleum exploration and drilling operations in West Africa, has agreed to join Asher as its Chief Technical Officer. We also intend to expand our Board of Directors to include Chris K. Wilmot and Jimmy G. Delano, both of whom have agreed to join Asher's Board of Directors. Mr. Wilmot has held several executive management positions with major oil companies including Atlantic Richfield Company (ARCO) and has worked on business development initiatives in various African countries. Mr. Delano is a certified accountant with more than twenty-five years of international business experience, a substantial portion of which was in Africa.

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

The Board of Directors held meetings on seven occasions during the year ended December 31, 2010. No incumbent director missed more than 75% of the meetings of the Board in the past year.

Section 16(a) Beneficial Ownership Reporting Compliance.
We have reviewed the Forms 3, 4 and 5 submitted to us relating to 2010. We have found that Michael Hinton, Bayo Odunuga, and Patrick Okorodudu have filed all required Forms 3, 4 and 5 during 2010.

Code of Ethics.
We have not adopted a code of ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we are in the organizational phase of our business. We are in the process of developing our code of ethics.

ITEM 11.     EXECUTIVE COMPENSATION.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners and management
The following table contains certain information as of December 31, 2010 as to the number of shares of common stock of the Company beneficially owned by each person who holds of record, or is known by management of the Company to own beneficially, more than 5% of the common stock outstanding, and by all directors and officers of the Company individually and as a group. Except as noted below, to the knowledge of management, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by such person.

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

1.
Patrick Okorodudu, the Company's Secretary and Director, is the Chief Executive Officer of Asher MHG Foundation. Bayo Odunuga, the Company's Chief Executive Officer and Director, is a Director of Asher MHG Foundation. Messrs. Okorodudu and Odunuga disclaim beneficial ownership of shares held by Asher MHG Foundation.

We know of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of Asher.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence
There are currently no independent directors on the Board of Directors, although we anticipate that the Board of Directors will be expanded and two independent directors will join the Board of Directors following the effectiveness of our registration statement on Form 10, as described in Item 10, "Directors and Executive Officers".

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Auditor since June 30, 2009: MaloneBailey, LLP
Audit Fees
Malone Bailey, LLP billed us in the aggregate amount of $9,000 for the year ended December 31, 2010, for professional services related to: their audit of our annual financial statements included in our Annual Report on Form 10-K and their reviews of our unaudited quarterly financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees
Malone Bailey, LLP did not perform, and accordingly did not bill us for, professional services rendered for tax related services for the years ended December 31, 2010

All Other Fees
Malone Bailey, LLP did not perform, and accordingly did not bill us for, professional services rendered for any other services for the years ended December 31. 2010

Auditor Independence
Our Board of Directors considers that the work done for us in the year ended December 31, 2010 by MaloneBailey, LLP is compatible with maintaining Malone Bailey, LLP's independence.

Auditor's Time on Task
All of the work expended by MaloneBailey, LLP on our December 31, 2010 audit was attributed to work performed by MaloneBailey, LLP's full-time, permanent employees.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

ASHERXINO CORPORATION
May 23, 2011	By:	/s/ Patrick Okorodudu
Patrick Okorodudu

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 23, 2011	By:	/s/ Bayo Odunuga
Bayo Odunuga

May 23, 2011	By:	/s/ Patrick Okuroduru
Patrick Okuroduru

May 23, 2011	By:	/s/ Michael Hinton
Michael Hinton