Form 10-Q
period 2011-03-31
AsherXino Corp
filed 2011-06-06
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-10965

ASHERXINO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	93-0962072
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5847 San Felipe Street, 17th Floor
Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 413-3345

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☐                               Accelerated filer  ☐                                                           Non-accelerated filer  ☐                               Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 3, 2011, 161,582,542 shares of common stock, $0.01 par value, were outstanding.

ASHERXINO CORPORATION.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1 through 4
Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 (unaudited)	F-1
Consolidated Statements of Expenses for the Three Months Ended March 31, 2011 and 2010 and the Cumulative Period from January 1, 2009 through March 31, 2011 (unaudited)	F-2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and the Cumulative Period from January 1, 2009 through March 31, 2011 (unaudited)	F-3
Notes to Consolidated Financial Statements (unaudited)	F-4
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
ITEM 4T.	CONTROLS AND PROCEDURES	8

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	9
ITEM 1A.	RISK FACTORS	9
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 6.	EXHIBITS	9

ii

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ASHERXINO CORORATION (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSET
Cash	$6,974	$37,289
Total current assets	6,974	37,289

Oil and Gas PROPERTIES (full cost method)
Unevaluated	53,750	53,750

TOTAL ASSETS	$60,724	$91,039

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	254,975	251,507
Related party payable	81,503	71,924
Note payable-net of discount	32,102	28,758
Total current liabilities	368,580	352,189

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value; 300,000,000 shares authorized, 161,582,542 and 160,082,542 issued and outstanding, Respectively	1,602,700	1,600,825
Additioinal paid-in capital	10,148,196	10,131,321
Deficit accumulated during exploration stage	(9,420,587)	(9,420,587)
Deficit accumulated after entering the development stage	(2,638,165)	(2,572,709)

Total Stockholders' Deficit	(307,856)	(261,150)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$60,724	$91,039

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

ASHERXINO CORPORATION (An Exploration Stage Company
CONSOLIDATED STATEMENTS OF EXPENSES (Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Cumulative Period from January 1, 2009 (Inception) Through March 31, 2011
OPERATING EXPENSES:
Professional fees	13,033	-	220,305
Consulting	14,375	-	1,999,587
Travel	3,454	9,098	104,485
General and administrative	29,771	12,622	264,572
TOTAL OPERATING EXPENSES	60,633	21,720	2,588,949

NET LOSS BEFORE OTHER EXPENSE	(60,633)	(21,720)	(2,588,949)
OTHER INCOME (EXPENSE)
Net realized loss from sale of trading securities	-	-	(1,958)
Loss on derivative warrant liability	-	-	(20,250)
Interest expense	(4,823)	(5,520)	(27,008)

NET LOSS	$(65,456)	$(27,240)	$(2,638,165)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	160,082,542	121,000,000

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

ASHERXINO CORPORATION (An Exploration Stage Company
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	March 31, 2011	March 31, 2010	January 1, 2009 (Inception) Through March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(65,456)	$(27,240)	$(2,638,165)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	-	-	2,306
Stock based compensation to consultant	18,750	-	2,032,693
Note issued for services	-	-	5,000
Amortization of debt discount	3,344	-	9,102
Loss on derivative warrant liability	-	-	20,250
Realized loss on trading securities	-	-	1,958

Change in assets and liabilities
Increase in accounts payable and accrued expenses	3,468	7,411	254,975
Net cash (used in) operating activities	(39,894)	(19,829)	(16,881)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	-	-	15,436
Net cash provided by financing activities	-	-	15,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	12,590	182,500
Proceeds from note payable	-	(7,000)	30,000
Proceeds from indebtedness to related party	9,579	250,000	152,380
Payments on indebtedness to related party			(60,213)
Net cash provided by financing activities	9,579	255,590	304,667

NET INCREASE IN CASH AND CASH EQUIVALENTS	(30,315)	235,761	3,222

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	37,289	16,285	3,752

CASH AND CASH EQUIVALENTS-END OF PERIOD	$6,974	$252,046	$6,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

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

Basis of Presentation
The unaudited consolidated financial statements of AsherXino Corporation have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K on May 23, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2010, as reported on Form 10-K, have been omitted.

Recent Accounting Pronouncements
Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 2 - Going Concern

As reflected in the accompanying financial statements, we had a working capital deficit of $361,606 and an accumulated deficit of $12,058,752 at March 31, 2011, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock. If we do not raise capital sufficient to fund our business plan, AsherXino may not survive. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 3 - Related Party Transactions

From time to time, our officers and directors advance funds to us for working capital and receive repayments of such funds. As of March 31, 2011 and December 31, 2010, respectively, the total amount due to related parties was $81,503 and $71,924. These amounts amounts are unsecured, bear no interest and are due on demand.

Note 4 - Equity

On January 14, 2011, 1,500,000 shares of common stock were granted to a consultant. The shares vest two years from the grant date, January 14, 2011. These shares were granted to a non-employee and management determined that the measurement date is the date the services are completed, which is at the end of the two year vesting period. Consequently, the fair value of these shares is remeasured as of the end of each reporting period. At March 31, 2011, the fair value of the shares was $150,000, which is based on the quoted market price of $0.10 per share. During the three months ending March 31, 2011, we recognized $18,750 in stock based compensation expense. As of March 31, 2011, the unvested portion of the award was $131,250.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on Form 10-Q contains "forward looking statements" (as that term is defined in Section 27A(i)(1) of the Securities Act of 1933), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. Some of the factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in the section entitled "Risk Factors" and elsewhere throughout this Form 10-Q. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, but there can be no assurance that our expectations, beliefs or projections will result or be achieved or accomplished. We have no obligation to update or revise forward looking statements to reflect the occurrence of future events or circumstances.

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

Management is in the process of concluding financing arrangements with financial institutions in Nigeria and a few multi-national oil and gas companies in the U.S and the Middle East who are finalizing their due diligence and economic modeling for the project. Management anticipates raising sufficient funds to pay the $12,500,000 signature bonus to the Nigerian government and the $10,000,000 farm-in fee to our local partner, Sigmund Oilfield Limited ("Sigmund"), in the near future.

As discussed in our Form 10-K filed on May, 21 2011, if we are unable to fund the development costs related to OPL 2012, Sigmund could terminate its agreements with us and potentially terminate our interest in OPL 2012 in the event of our failure to fund any of the development costs related to OPL 2012. However, the OPL 2012 agreements were drafted in such a manner that we do not suffer immediate repercussions or sanctions in the event we are unable to fund any of the development costs. The agreements contemplate discussion and negotiation among the parties in the event of our inability to perform. For example, the signature bonus and farm-in fee were deemed payable on May 15, 2009, but we have regularly updated Sigmund Oilfield Limited on the status of the payments and Sigmund Oilfield limited has continued to grant informal extensions of time for us to make such payments.

Upon the payment of the signature bonus, the development of OPL 2012 will take place in two phases over a three year period, as discussed in our Form 10-K filed on May 23, 2011.

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

Results of Operations

Our net loss increased $38,208, from $27,248 for the year ended March 31, 2010 to $65,456 for the year ended March 31, 2011. Our expenses for the three months ended March 31, 2011 consisted mainly of accounting, legal and consulting fees. The increase was mainly attributable to increased consulting fees.

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

As reflected in the accompanying financial statements, we had a working capital deficit and an accumulated deficit at March 31, 2011, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt or the sale of common stock.

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

PART II  -  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings see Item 3 of our Annual Report on Form 10-K filed on May 23, 2011. There have been no material changes from the risk factors previously disclosed in such Annual Report.

ITEM 1A.	RISK FACTORS

For information regarding our risk factors see the risk factors disclosed in Item 1A of our registration Annual Report on Form 10-K filed on May 23, 2011. There have been no material changes from the risk factors previously disclosed in such Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any of our equity securities during the period covered by this Quarterly Report.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1
Certification of Chief Executive Officer of AsherXino Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of AsherXino Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AsherXino Corporation

By:/s/ Bayo O. Odunuga
Name:Bayo O. Odunuga
Chief Executive Officer
Principal Executive Officer

Date: June 3, 2011