Form 10-Q/A
period 2009-09-30
AsherXino Corp
filed 2011-07-25
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended September 30, 2009

or

☐            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No     ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
As of July 22, 2011, 161,582,542 shares of common stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE

We are filing this Amendment on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2009 (the “Original Filing”) to amend and restate our financial statements and related disclosures for the period ended September 30, 2009 as discussed in Note 2 to the accompanying restated financial statements.

Background of the Restatement

On May 15, 2011, the Company concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2009, and each of the quarterly periods ended June 30, 2009 and September 30, 2009 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate and account for various share issuance transactions.

An explanation of the errors and the impact on the Company’s financial statements is contained in Note 2 to the financial statements. The following is a brief summary of the accounting errors:

o
The Company did not account for 29,512,142 shares granted for services and valued at $1,482,500 during the period ended September 30, 2009.  This expense been accounted for and reflected in each of the Restated Consolidated Financial Statements at September 30, 2009.

o
The Company did not account for 125,300 shares of common stock issued on August 21, 2009 for $6,000 cash.  The amended Consolidated Balance Sheet and Consolidated Cash Flow Statement have been updated to reflect this change at September 30, 2009.

o	Note 6 – Common Stock in our Consolidated Financial Statements have been modified to include the issuance of the shares referenced above.

 Table of Contents

		Page
	Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 (unaudited)	4

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 and the Cumulative Period from January 1, 2009 through September 30, 2009 (unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and the Cumulative Period from January 1, 2009 through September 30, 2009 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4T.	Controls and Procedures	14

	Part II. Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

	Signatures	16

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS	(Restated)

Cash and cash equivalents	$26	$3,752
Property and equipment, net	1,518	2,306
Due from related party	-	10,664
Oil and gas asset	53,750	-
Investment in trading securities, marked-to-market	-	17,394
Total assets	$55,294	$34,116

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities	$181,098	$9,087
Indebtedness to related party	45,402	-
Total current liabilities	226,500	9,087

Commitments and contingencies

Shareholders' equity (deficit):
Common stock, $0.01 par value. Authorized 300,000,000; issued and outstanding 149,637,542 and 9,876, 8 50 shares, respectively	1, 496,375	98,768
Additional paid-in capital	9,513,225	9,346,848
Accumulated deficit	(9, 420,587)	(9,420,587)
Deficit accumulated after entering the exploration stage	(1,760,219)	-
Total shareholders' equity (deficit)	(171,206)	25,029
Total liabilities and shareholders' equity (deficit)	$55,294	$34,116

See accompanying notes to consolidated financial statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from January 1, 2009 through September 30,
	2009	2008	2009	2008	2009
	(Restated)		(Restated)		(Restated)
General and administrative expenses:
Legal	$65,446	$100	$170,297	$100	$170,297
Consulting	6,000	-	1,488,500	-	1,488,500
Other	39,673	7,316	99,200	15,985	99,200
Total general and administrative expenses	111, 119	7,416	1,757,997	16,085	1,757,997
Loss from operations	( 111 ,119)	(7,416)	(1,757,997)	(16,085)	(1,757,997)

Net realized gain ( loss ) from sale of trading securities	-	129,944	(1,958)	(52,360)	(1,958)
Net unrealized holding loss on trading securities	-	(32,980)	-	(55,848)	-
Interest expense	(231)	3	(264)	(932)	(264)
Loss before income taxes	( 111 ,350)	89,551	(1,760,219)	(125,225)	(1,760,219)

Income tax provision	-	-	-	-	-

Net income (loss)	$ ( 111 ,350)	$89,551	$ (1,760,219)	$(125,225)	$(1 ,760,219)

Basic and diluted loss per share	$(0.00)	$0.01	$(0.0 3)	$(0.01)
Weighted average common shares outstanding (basic and diluted)	149,566,720	9,876,750	64,000,877	9,876,750

See accompanying notes to consolidated financial statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from January 1, 2009 through September 30,
	2009	2008	2009
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,760,219)	$(125,225)	$ (1,760,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	788	-	788
Common stock issued for services	1,495,147	-	1,495,147
Proceeds from sale of investments	15,436	137,507	15,436
Unrealized loss on trading securities	-	55,848	-
Realized loss on trading securities	1,958	52,360	1,958
Changes in operating assets and liabilities:
Accounts payable	181,098	(84,254)	181,098
Net cash provided by (used in) operating activities	( 65, 792)	36,236	( 65 ,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	6,000	-	6,000
Indebtedness to related party	56,066	(23,263)	56,066
Net cash provided by (used in) financing activities	62, 066	(23,263)	62 ,066

Net increase (decrease) in cash	(3,726)	12,973	(3,726)
Cash at beginning of period	3,752	134	3,752
Cash at end of period	$26	$13,107	$26

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$264	$935
Income taxes paid in cash	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for oil and gas assets	$53,750	$-
Forgiveness of debt by related party	9,087	-
Officer accrued compensation paid using trading securities	-	19,045

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

Note 2 – Restatement

During the nine months period ended September 30, 2009, we issued certain shares for services that were not recorded in our accounting records. The following tables reflect the impact of this error on our September 30, 2009 financial statements:

		Nine months ended
		September 30, 2009
	As Reported	Adjustments	As Restated

General and administrative expenses:
Consulting	$-	1,488,500	1,488,500
Total general and administrative expense	269,497	1,488,500	1,757,997

Loss from operations	(269,497)	(1,488,500)	(1,757,997)

Net loss	$(271,719)	$(1,488,500)	$(1,760,219)
Net loss per share:
Basic and diluted	$(0.00)		$(0.03)
Weighted average common shares outstanding:
Basic and diluted	55,039,450		64,000,877

		Three months ended
		September 30, 2009
	As Reported	Adjustments	As Restated

General and administrative expenses:
Consulting	$-	6,000	6,000
Total general and administrative expense	105,119	6,000	111,119

Loss from operations	(105,119)	(6,000)	(111,119)

Net loss	$(105,350)	$(6,000)	$(111,350)
Net loss per share:
Basic and diluted	$(0.00)		$(0.00)
Weighted average common shares outstanding:
Basic and diluted	120,000,000		149,566,720

		September 30, 2009
	As Reported	Current Year Adjustments	As Restated

SHAREHOLDERS' DEFICIT
Common stock	$1,200,000	$296,375	$1,496,375
Additional paid-in capital	8,321,100	1,192,125	9,513,225
Accumulated deficit	(9,420,587)	-	(9,420,587)
Deficit accumulated after entering the exploration stage	(271,719)	(1,488,500)	(1,760,219)
Total Shareholders' deficit	(171,206)	-	(171,206)
Total liabilities and stockholders' deficit	$55,294	$-	$55,294

Note 3 - Related Party Transactions
During the nine months ended September 30, 2009, the President of the Company advanced the Company a total of $56,066.  The Company did not repay the President any amount during this period and the amount owed by the Company to the President at September 30, 2009 totaled $45,402.  On July 1, 2009, the President released the Company for $9,087 of amounts due to him.

Note 4 - Going Concern
As reflected in the accompanying financial statements, we had a working capital deficit of $226,474 and an accumulated deficit of approximately $ 11,180,806 at September 30, 2009, which raise s substantial doubt about the Company's ability to continue as a going concern.  Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock.  The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 5 - Investments
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

Note  6 - Common Stock
On March 27, 2009, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 250,000,000 to 300,000,000, $0.01 par value, and to eliminate the Company’s authorized preferred stock.  In addition, on June 19, 2009, the Company authorized a 1.5 for 1 stock split, which has been retroactively applied for all periods presented.

During the nine months ended September 30, 2009, we issued 34,773,250 shares of split adjusted common stock for services for total expense of $1,495,147 . The common stock was valued using the liquidation value of net assets immediately prior to the grant date.

In August 2009, we issued 125,300 shares of common stock for cash proceeds of $6,000.

During the nine months ended September 30, 2009, we issued 105,000,000 shares of split adjusted common stock for the acquisition of oil and gas assets as discussed in Note 7 – Change of Control.

Note  7 - Change of Control
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

Note  8 - Commitments and Contingencies

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and interim Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  In light of the material weaknesses discussed below, which have not been fully remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and interim Chief Financial Officer concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the consolidated financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented. Material weaknesses in the control environment include:

●	the non-existence of a code of ethics,

●	in adequate accounting procedures,

●	a lack of timely reconciliation of cash accounts,

●	a lack of qualified accounting staff involved in our accounting and financial reporting,

●	inadequate controls over purchasing and accounts payable, and

●	inadequate segregation of duties.

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

AsherXino Corporation

Dated: July 25, 20 11	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga
Title: Chief Executive Officer Principal Executive Officer

Dated: July 25, 20 11	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga
Title: Interim Chief Financial Officer Interim Principal Financial and Accounting Officer