Form 10-K/A
period 2009-12-31
AsherXino Corp
filed 2011-07-25
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☑   No

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange  Act)    ☐ Yes     ☑   No

As of June 30, 2009, there was no active market for our stock, thus, aggregate market value of common stock held by non-affiliates cannot be computed.  We had 161,582,542 shares of common stock outstanding on July 22, 2011

EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing” or “Form 10-K/A”) to our Annual Report on Form 10-K for the Year Ended December 31, 2009 (the “Original Filing”) to amend and restate our audited financial statements and related disclosures for the year ended December 31, 2009 as discussed in Note 2 to the accompanying restated audited financial statements.

Background of the Restatement

On May 15, 2011, the Company concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2009 included on the Company annual report 10-K, and each of the quarterly periods ended June 30, 2009 and September 30, 2009 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate and account for various share issuance transactions.

An explanation of the errors and the impact on the Company’s financial statements is contained in Note 2 to the financial statements. The following is a brief summary of the accounting errors:

o
The Company did not account for 34,762,142 shares granted for services and valued at $1,775,796 during the year ended December 31, 2009.  This expense been has accounted for and reflected in each of the Restated Consolidated Financial Statements for the year ended December 31, 2009.

o
The Company did not account for 125,300 shares of common stock issued on August 21, 2009 for $6,000 cash.  The amended Consolidated Balance Sheet and Consolidated Cash Flow Statement have been updated to reflect this change for the year ended December 31, 2009.

o	Note 8 – Common Stock in our Consolidated Financial Statements has been modified to include the issuance of the shares referenced above.

Restatement of Other Financial Statements

While we are filing this Form 10-K/A, we are not concurrently filing amendments to our Quarterly Reports on Form 10-Q in 2010 for each of the quarterly periods ended June 30 and September 30. This Amendment No. 1 to our Annual Report on Form 10-K is being filed to restate our financial statements as of December 31, 2009, for the year then ended, and for the period from inception through December 31, 2009 and related footnote disclosures.

AVAILABLE INFORMATION

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We file periodic reports, proxy materials and other information with the Securities and Exchange Commission (the “Commission”). In addition, we will furnish stockholders with annual reports containing audited financial statements certified by our independent accountants and interim reports containing unaudited financial information as may be necessary or desirable. We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to: Patrick Okorodudu, 5847 San Felipe Street, 17 th  Floor, Houston, Texas 77002. Our Web site is www.asherxino.com .

We strive to provide free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable.

Members of the public may read and copy any materials we file with the Commission at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Members of the public may obtain information on the operation of the Public Reference Room by calling the Commission at 1–800–SEC–0330. The Web site of the Commission is  www.sec.gov .  That website contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Visitors to the Commission's Web site may access such information by searching the EDGAR database.

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
________________________
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
Drilling for crude oil and natural gas involves numerous risks, including the risk that we will not encounter commercially productive crude oil or natural gas reservoirs.  The costs of drilling, completing and operating wells are high or uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including

• Unexpected drilling conditions;
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

Results of Operations
Our expenses for the year ended December 31, 2009 were substantially higher than our expenses last year and consist mainly of legal professional and consulting costs associated with the filing of our registration statement and travel costs associated with doing business in Nigeria.

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

Restatement
During the year ended December 31, 2009, we issued certain shares for services that were not recorded in our accounting records. The following tables reflect the impact of this error on our 2009 financial statements:

		Year Ended
		December 31, 2009
	As Reported	Adjustments	As Restated

General and administrative expenses:
Consulting	$-	1,776,796	1,776,796
Other	150,693	5,000	155,693
Total general and administrative expense	416,186	1,781,796	2,197,982

Loss from operations	(416,186)	(1,781,796)	(2,197,982)

Net loss	$(421,134)	$(1,781,796)	$(2,202,930)
Net loss per share:
Basic and diluted	$(0.01)		$(0.03)
Weighted average common shares outstanding:
Basic and diluted	71,188,977		86,240,803

		December 31, 2009
	As Reported	Current Year Adjustments	As Restated

SHAREHOLDERS' DEFICIT
Common stock	$1,210,000	$348,875	$1,558,875
Additional paid-in capital	8,411,100	1,432,921	9,844,021
Accumulated deficit	(9,420,587)	-	(9,420,587)
Deficit accumulated after entering the exploration stage	(421,134)	(1,781,796)	(2,202,930)
Total Shareholders' deficit	(220,621)	-	(220,621)
Total liabilities and stockholders' deficit	$70,035	$-	$70,035

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

The accompanying financial statements have been prepared assuming that AsherXino Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, AsherXino Corporation has not generated revenues and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3 . The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's balance sheet at December 31, 2009, the related statement of expenses, statements of stockholder's deficit and cash flows for the year then ended have been restated. The restatements of the financial statements are described in Note 2.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 15, 2010 (except for Note 2 and Note 8 which are dated July 22, 2011)

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AsherXino Corporation at December 31, 2008, and the results of its operations and its cash flows for the year then ended ,   in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cordovano and Honeck LLP
Englewood, Colorado
May 14, 2009

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets	(Restated)
Current Assets
Cash and cash equivalents	$16,285	$3,752
Investments	—	17,394
Due from related party	—	10,664
Total Current Assets	16,285	31,810

Other Assets Property and equipment, net	—	2,306
Oil and Gas Asset, accounted for under the Full Cost method of accounting, Unevaluated property excluded from amortization	53,750	—

Total Assets	$70,035	$34,116

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$231,841	$—
Due to related parties	58,815	9,087
Total current liabilities	290,656	9,087
Commitments and Contingencies
Shareholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 300,000,000 shares, issued and outstanding 155,887,542 and 9,876,850 shares, respectively	1,558,875	98,768
Additional paid-in capital	9,844,021	9,346,848
Accumulated deficit	(9,420,587)	(9,420,587)
Deficit accumulated after entering the exploration stage	(2,202,930)	—

Total shareholders' equity (deficit)	(220,621)	25,029

Total liabilities and shareholders' equity (deficit)	$70,035	$34,116

The accompanying notes are an integral part of these consolidated financial statements.

ASHERXINO CORPORATION
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

	Twelve months ended December 31,		Cumulative Period from January 1, 2009 (Inception of Exploration Stage) through December 31,
	2009	2008	2009
	(Restated)		(Restated)
General and administrative expenses:
Legal	$190,837	$100	$190,837
Consulting	1,776,796	—	1,776,796
Travel	74,656	—	74,656
Other	155,693	31,392	155,693

Total general and administrative expenses	2,197,982	31,492	2,197,982

Loss from operations	(2,197,982)	(31,492)	(2,197,982)

Net realized loss from sale of trading securities	(1,958)	(51,304)	(1,958)
Net unrealized holding loss on trading securities	—	(54,102)	—
Gain on settlement of lawsuit with related party	—	171,000	—
Interest expense	(2,990)	(981)	(2,990)

Net income (loss)	$(2,202,930)	$33,121	$(2,202,930)

Basic and diluted income (loss) per common share	$(0.0 3)	$0.00
Weighted average common shares outstanding:
Basic and diluted	86,240,803	9,876,750

The accompanying notes are an integral part of these consolidated financial statements.

ASHERXINO CORPORATION
(An Exploration Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in		Deficit Accumulated During
	Shares	Par Value	Capital	Accumulated Deficit	Exploration Stage	Total

Balance at December 31, 2007	9,876,850	$98,768	$9,346,848	$(9,453,708)	$—	$(8,092)

Net income	—	—	—	33,121	—	33,121

Balance at December 31, 2008	9,876,850	98,768	9,346,848	(9,420,587)	—	25,029

Common stock issued for:
Services	39,885,392	398,854	1,389,589	—	—	1,788,443
Acquisition of Oil and Gas asset	105,000,000	1,050,000	(996,250)	—	—	53,750
Cash	1,125,300	11,253	94,747	—	—	106,000
Forgiveness of debt by related party	—	—	9,087	—	—	9,087

Net loss	—	—	—	—	(2,202,930)	(2,202,930)

Balance at December 31, 2009 - restated	155,887,542	$1,558,875	$9,844,021	$(9,420,587)	$(2,202,930)	$(220,621)

The accompanying notes are an integral part of these consolidated financial statements.

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,		Cumulative Period from January 1, 2009 (Inception of Exploration Stage) through December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)		(Restated)
Net loss	$(2,202,930)	$33,121	$(2,202,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,306	1,470	2,306
Common stock issued for services	1,788,443	—	1,788,443
Gain on settlement of lawsuit with related party	—	(171,000)	—
Unrealized loss on trading securities	—	54,102	—
Realized loss on trading securities	1,958	-	1,958
Changes in operating assets and liabilities:
Investment in trading securities	-	210,399
Due to broker-dealer	-	(83,778)
Accounts payable and accrued expenses	231,841	(10,433)	231,841
Net cash provided by (used in) operating activities	(178,382)	33,881	(178,382)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investments	15,436	-	15,436
Net cash provided by investing activities	15,436	-	15,436

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	106,000	-	106,000
Related party advances	101,719	(30,263)	101,719
Payments on indebtedness to related parties	(32,240)	-	(32,240)
Net cash provided by (used in) financing activities	175,479	(30,263)	175,479

Net increase (decrease) in cash	12,533	3,618	12,533
Cash at beginning of period	3,752	134	3,752
Cash at end of period	$16,285	$3,752	$16,285
SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$37	$37
Income taxes paid in cash	—	—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for oil and gas assets	$53,750	$53,750
Forgiveness of debt by related party	9,087	9,087
Accrued officer compensation, to be paid using trading securities	—	-_
Payment of accrued officer compensation using trading securities	—	19,045

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

Note 2 – Restatement

During the year ended December 31, 2009, we issued certain shares for services that were not recorded in our accounting records. The following tables reflect the impact of this error on our 2009 financial statements:

		Year Ended
		December 31, 2009
	As Reported	Adjustments	As Restated

General and administrative expenses:
Consulting	$-	1,776,796	1,776,796
Other	150,693	5,000	155,693
Total general and administrative expense	416,186	1,781,796	2,197,982

Loss from operations	(416,186)	(1,781,796)	(2,197,982)

Net loss	$(421,134)	$(1,781,796)	$(2,202,930)
Net loss per share:
Basic and diluted	$(0.01)		$(0.03)
Weighted average common shares outstanding:
Basic and diluted	71,188,977		86,240,803

		December 31, 2009
	As Reported	Current Year Adjustments	As Restated

SHAREHOLDERS' DEFICIT
Common stock	$1,210,000	$348,875	$1,558,875
Additional paid-in capital	8,411,100	1,432,921	9,844,021
Accumulated deficit	(9,420,587)	-	(9,420,587)
Deficit accumulated after entering the exploration stage	(421,134)	(1,781,796)	(2,202,930)
Total Shareholders' deficit	(220,621)	-	(220,621)
Total liabilities and stockholders' deficit	$70,035	$-	$70,035

Note 3 – Going Concern
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

Note 4 – Related Party Transactions
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

Note 5 - Investments
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

Investment Account
The investment in Hythiam common stock is summarized at December 31, 2009 and 2008, as follows:

Gross Unrealized*
	2009			Fair Value at
	Gain	Loss	Net	December 31, 2009
Hythiam Common Stock	$—	$—	$—	—

Gross Realized*
	Gain	Loss	Net
Hythiam Common Stock	$2,622	$4,580	$(1,958)

	Gross Unrealized*
	2008			Fair Value at
	Gain	Loss	Net	December 31, 2008
Hythiam Common Stock	$42,406	$96,508	$(54,102)	17,394

	Gross Realized*
	Gain	Loss	Net
Hythiam Common Stock	$186	$51,490	$(51,304)

*Gains and losses (realized and unrealized) are determined on the basis of the quoted market price on the balance sheet date.

Results of operations for the years ended December 31, 2009 and 2008 follow:

	2009	2008
Sale proceeds	$15,436	$141,567
Gross realized losses	$4,580	$51,490
Gross realized gains	$2,622	$186

Note 6 - Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Equipment	$7,348	$7,348
Less accumulated depreciation	(7,348)	(5,042)
	$—	$2,306

Depreciation expense was $2,306 and $1,470 for the years ended December 31, 2009 and 2008, respectively.

Note 7 – Oil and Gas Asset
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

Note 8 - Common Stock
On March 27, 2009, our Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 250,000,000 to 300,000,000, $0.01 par value, and to eliminate our authorized preferred stock.  In addition, on June 19, 2009, we authorized a 1.5 for 1 stock split, which has been retroactively applied for all periods presented.

During 2009, we issued 39,885,392split adjusted shares for services and recorded $1,788,443 of related expense. The expense was calculated using a share price equivalent to price investors paid to purchase shares of stock during the year.

During the year ended December 31, 2009, we issued 105,000,000 shares of split adjusted common stock for the acquisition of oil and gas assets as discussed in Note 6 – Oil and Gas Asset.

In August and November 2009, we issued 1,125,300 shares of common stock for cash proceeds of $106,000.

Note 9 - Change of Control
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

Note  10 - Income Taxes
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

Components of deferred tax assets as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Net operating loss carry-forward	$3,6 39 ,000	$3,491,000
Valuation allowance for deferred tax assets	(3,6 39 ,000)	(3,491,000)
	-	-

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

	December 31,
	200 9	2008
US statutory federal rate	34.00%	34.00%
State income tax rate	3.06%	3.06%

Valuation allowance	-37.06%	-37.06%
	0.00%	0.00%

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

Note 11 - Commitments and Contingencies

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

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors.
As of the date of this Form 10-K/ A , we had outstanding 161,582,542 shares of common stock and 0 shares of preferred stock.

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

ASHERXINO CORPORATION

July 25, 2011	By:	/s/ Bayo Odunuga
Bayo Odunuga

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 25, 2011	By:	/s/ Bayo Odunuga
Bayo Odunuga

July 25, 2011	By:	/s/ Patrick Okuroduru
Patrick Okuroduru

July 25, 2011	By:	/s/ Michael Hinton
Michael Hinton