Form 10-Q/A
period 2011-06-30
AsherXino Corp
filed 2011-09-14
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 15, 2011, 161,582,542 shares of common stock, $0.01 par value, were outstanding.

Table of Contents

		PAGE
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 (unaudited)	F-1
	Consolidated Statements of Expenses for the Three and Six Months Ended June 30, 2011 and 2010 and the Cumulative Period from January 1, 2009 through June 30, 2011 (unaudited)	F-2
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and the Cumulative Period from January 1, 2009 through June 30, 2011 (unaudited)	F-3
	Notes to Consolidated Financial Statements (unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4T.	Controls and Procedures	6

Part II. Other Information

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 6.	Exhibits	7

	Signatures	8

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHERXINO CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSET
Cash	$7	$37,289
Total current assets	7	37,289

OIL and GAS PROPERTIES (full cost method)
Unevaluated	53,750	53,750

TOTAL ASSETS	$53,757	$91,039

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	267,321	251,507
Related party payable	71,795	71,924
Advances payable	2,500	-
Note payable - net of discount	35,000	28,758
Total current liabilities	376,616	352,189

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized,
161,582, 542 and 160,082,542 shares issued and outstanding, respectively	1,602,700	1,600,825
Additional paid-in capital	10,148,196	10,131,321
Deficit accumulated during exploration stage	(9,420,587)	(9,420,587)
Deficit accumulated after entering the development stage	(2,653,168)	(2,572,709)

Total stockholders' deficit	(322,859)	(261,150)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$53,757	$91,039

The accompanying notes are an integral part of these consolidated financial statements.

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

					Cumulative Period
					from
					January 1, 2009
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

OPERATING EXPENSES
Professional fees	4,198	9,923	17,231	9,923	224,503
Consulting	-	161,500	23,750	161,500	2,008,962
Travel	4,183	779	7,637	9,877	108,668
General and administrative	2,226	28,896	22,622	41,518	257,423
TOTAL OPERATING EXPENSES	10,607	201,098	71,240	222,818	2,599,556

NET LOSS BEFORE OTHER EXPENSE	(10,607)	(201,098)	(71,240)	(222,818)	(2,599,556)

OTHER INCOME (EXPENSE)
Net realized loss from sale of trading securities	-	-	-	-	(1,958)
Loss on derivative warrant liability	-	-	-	-	(20,250)
Interest expense	(4,396)	(5,579)	(9,219)	(11,099)	(31,404)
Total other expense	(4,396)	(5,579)	(9,219)	(11,099)	(53,612)

NET LOSS	$(15,003)	$(206,677)	$(80,459)	$(233,917)	$(2,653,168)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	160,082,542	121,754,440	160,082,542	121,359,696

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

ASHERXINO CORPORATION
(AN EXPLORATION STAGE COMPANY)
  CONSOLIDATED STATEMENTS OF CASH FLOW

			January 1, 2009
			(Inception)
			Through
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(80,459)	$(233,917)	$(2,653,168)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation and amortization	-	-	2,306
Amortization of stock based compensation issued to consultant	18,750	171,500	2,027,693
Note issued for services	-	-	5,000
Amortization of debt discount	6,242	560.00	12,000
Loss on derivative warrant liability	-	-	20,250
Realized loss on trading securities	-	-	1,958

Change in assets and liabilities
Increase in accounts payable and accrued expenses	15,814	6,316	267,321
Net cash (used in) operating activities	(39,653)	(55,541)	(316,640)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	-	-	15,436
Net cash provided by financing activities	-	-	15,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	12,000	182,500
Proceeds from advances payable	2,500	-	2,500
Proceeds from note payable	-	18,000	30,000
Proceeds from indebtedness to related party	-	23,983	142,801
Payments on indebtedess to related party	(129)	(7,750)	(60,342)
Net cash provided by financing activities	2,371	46,233	297,459

NET INCREASE IN CASH AND CASH EQUIVALENTS	(37,282)	(9,308)	(3,745)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	37,289	16,285	3,752

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7	$6,977	$7

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$37
Taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING TRANSCATIONS
Common stock issued for oil and gas asset	$-	$-	$47,750
Forgiveness of debt by related party	$-	$-	$9,087
Discount on convertible note	$-	$-	$12,000

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

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow

Note 2 – Going Concern

As reflected in the accompanying financial statements, we had a working capital deficit of $376,609 and an accumulated deficit of $12,073,755 at June 30, 2011, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock.  If we do not raise capital sufficient to fund our business plan, AsherXino may not survive. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 3 – Related Party Transactions

From time to time, our officers and directors advance funds to us for working capital and receive repayments of such funds. As of June 30, 2011 and December 31, 2010, respectively, the total amount due to related parties was $71,795 and $71,924.  These amounts amounts are unsecured, bear no interest and are due on demand.

Note 4 – Equity

On January 14, 2011, 1,500,000 shares of common stock were granted to a consultant. The shares vest two years from the grant date, January 14, 2011. These shares were granted to a non-employee and management determined that the measurement date is the date the services are completed, which is at the end of the two year vesting period. Consequently, the fair value of these shares is remeasured as of the end of each reporting period. At June 30, 2011, the fair value of the shares was $75,000, which is based on the quoted market price of $0.05 per share. During the six months ending June 30, 2011, we recognized $18,750 in stock based compensation expense. As of June 30, 2011, the unvested portion of the award was $56,250.

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

As discussed in our Form 10-K filed on May, 23 2011, if we are unable to fund the development costs related to OPL 2012, Sigmund could terminate its agreements with us and potentially terminate our interest in OPL 2012 in the event of our failure to fund any of the development costs related to OPL 2012.  However, the OPL 2012 agreements were drafted in such a manner that we do not suffer immediate repercussions or sanctions in the event we are unable to fund any of the development costs.  The agreements contemplate discussion and negotiation among the parties in the event of our inability to perform.  For example, the signature bonus and farm-in fee were deemed payable on May 15, 2009, but we have regularly updated Sigmund Oilfield Limited on the status of the payments and Sigmund Oilfield limited has continued to grant informal extensions of time for us to make such payments.

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

Results of Operations

Our net loss decreased  $153,458, from $233,917 for the year ended June 30, 2010 to $80,459 for the year ended June 30, 2011. Our expenses for the six months ended June 30, 2011 consisted mainly of accounting, legal and consulting fees.  The decrease was mainly attributable to decreased consulting fees.

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

As reflected in the accompanying financial statements, we had a working capital deficit and an accumulated deficit at June 30, 2011, which raise substantial doubt about our ability to continue as a going concern.  Management plans to raise funds through the issuance of debt or the sale of common stock.

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

AsherXino Corporation

Dated: September 15, 2011	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga,
Title: Chief Executive Officer,
Principal Executive Officer

Dated: September 15, 2011	By:	/s/ Bayo O. Odunuga
Name: Bayo O. Odunuga,
Title: Interim Chief Financial Officer,
Interim Principal Financial and Accounting Officer