Form 10-Q/A
period 2011-06-30
AsherXino Corp
filed 2011-09-16
CIK 700890

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

EXPLANATORY NOTE

The accompanying financial statements and other information included in this Form 10-Q has not been reviewed by our Independent Registered Public Accounting Firm

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

The accompanying financial statements and other information included in this Form 10-Q has not been reviewed by our Independent Registered Public Accounting Firm.
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