Form 10-Q
period 2011-09-30
AsherXino Corp
filed 2011-11-18
CIK 700890

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                                               Accelerated filer                        

Non-accelerated filer                                                                Smaller reporting company      ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES    NO☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 15, 2011, 161,582,542 shares of common stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE

The accompanying financial statements and other information included in this Form 10-Q has not been reviewed by our Independent Registered Public Accounting Firm

Table of Contents

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 (unaudited)	F-1
Consolidated Statements of Expenses for the Three and Six Months Ended June 30, 2011 and 2010 and the Cumulative Period from January 1, 2009 through June 30, 2011 (unaudited)	F-2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and the Cumulative Period from January 1, 2009 through June 30, 2011 (unaudited)	F-3

Notes to Consolidated Financial Statements (unaudited)	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 4T. Controls and Procedures	8

Part II. Other Information

Item 1. Legal Proceedings	9

Item 1A. Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 6. Exhibits	9

Signatures	10

Part I Financial Information

Item 1. Financial Statements

ASHERXINO CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSET
Cash	$ 7	$ 37,289
Total current assets	7	37,289

OIL and GAS PROPERTIES (full cost method)
Unevaluated	53,750	53,750

TOTAL ASSETS	$ 53,757	$ 91,039

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	67,321	251,507
Related party payable	1,795	71,924
Advances payable	2,500	-
Note payable - net of discount	35,000	28,758
Total current liabilities	376,616	352,189

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized,
161,582, 542 and 160,082,542 shares issued and outstanding, respectively	1,602,700	1,600,825
Additional paid-in capital	10,148,196	10,131,321
Deficit accumulated during exploration stage	(9,420,587)	(9,420,587)
Deficit accumulated after entering the development stage	(2,674,079)	(2,572,709)

Total stockholders' deficit	(343,770)	(261,150)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 32,846	$ 91,039

The accompanying notes are an integral part of these financial statements.

ASHERXINO CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

					Cumulative Period
					from
					January 1, 2009
	Six Months	Six Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

OPERATING EXPENSES
Professional fees	17,850	31,139	35,081	31,139	242,353
Consulting	-	13,500	23,750	13,500	2,008,962
Travel	2,592	8,099	10,698	8,099	111,729
General and administrative	2,226	52,738	22,622	52,738	257,423
TOTAL OPERATING EXPENSES	22,668	105,476	92,151	105,476	2,620,467

NET LOSS BEFORE OTHER EXPENSE	(22,668)	(56,481)	(92,151)	(56,481)	(2,620,467)
OTHER INCOME (EXPENSE)
Net realized loss from sale of trading securities	-	-	-	-	(1,958)
Loss on derivative warrant liability	-	-	-	-	(20,250)
Interest expense	(4,396)	(3,743)	(9,219)	(3,743)	(31,404)
Total other expense	(4,396)	(3,743)	(9,219)	(3,743)	(53,612)

NET LOSS	$ (15,003)	$ (56,481)	$ (101,370)	$ (56,481)	$ (2,674,079)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	160,082,542	122,618,005	160,082,542	122,618,005

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying note are an integral part of these financial statements.

ASHERXINO CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			January 1, 2009
			(Inception)
			Through
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (101,370)	$ (56,481)	$ (2,674,079)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation and amortization	-	-	2,306
Amortization of stock based compensation issued to consultant	18,750	171,500	2,027,693
Note issued for services	-	-	5,000
Amortization of debt discount	6,242	560.00	12,000
Loss on derivative warrant liability	-	-	20,250
Realized loss on trading securities	-	-	1,958

Change in assets and liabilities
Increase in accounts payable and accrued expenses	15,814	6,316	267,321
Net cash (used in) operating activities	(60,564)	121,895	(337,551)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	-	-	15,436
Net cash provided by financing activities	-	-	15,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	12,000	182,500
Proceeds from advances payable	2,500	-	2,500
Proceeds from note payable	-	18,000	30,000
Proceeds from indebtedness to related party	-	23,983	142,801
Payments on indebtedess to related party	(129)	(7,750)	(60,342)
Net cash provided by financing activities	2,371	46,233	297,459

NET INCREASE IN CASH AND CASH EQUIVALENTS	(58,193)	168,128	(24,656)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	37,289	16,285	3,752

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ (20,904)	$ 184,413	$ (20,904)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ 37
Taxes	$ -	$ -	$ -
NON CASH INVESTING AND FINANCING TRANSCATIONS
Common stock issued for oil and gas asset	$ -	$ -	$ 47,750
Forgiveness of debt by related party	$ -	$ -	$ 9,087
Discount on convertible note	$ -	$ -	$ 12,000

The accompanying notes are an integral part of these financial statements.

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

November