Form 10-K
period 2011-12-31
AsherXino Corp
filed 2012-04-16
CIK 700890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from ___________  to ____________________

Commission File Number: 000-10965

ASHERXINO CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	93-0962072
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1 Glenlake Parkway NE, 7th Floor Atlanta, GA 30328	713-413-3345
(Address of principal executive offices, including zip code)	(Issuer's telephone number, including area code)

Securities registered under Section 12(g) of the Act: (title of class)Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]Yes            [x]   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ]Yes            [x]   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13  or  15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90 days.    [x]  Yes           [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [x]  Yes           [ ]  No

Indicate by check mark  if  disclosure of delinquent filers pursuant to Item 405 of Regulation  S-K  is  not  contained  in  herein, and  will not be contained, to the best of the registrant’s knowledge , in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or  any  amendment  to  this  Form  10-K.  [____]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

|

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange  Act)

[ ] Yes            [x]   No

As of December 31, 2011, there was no active market for our stock, thus, aggregate market value of common stock held by non-affiliates cannot be computed.  We had 161,582,542 shares of common stock outstanding on December 31 2011

EXPLANATORY NOTE

The accompanying financial statements and other information included in this Form 10-K has not been reviewed by our Independent Registered Public Accounting Firm

AVAILABLE INFORMATION

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We file periodic reports, proxy materials and other information with the Securities and Exchange Commission (the “Commission”). In addition, we will furnish stockholders with annual reports containing audited financial statements certified by our independent accountants and interim reports containing unaudited financial information as may be necessary or desirable. We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to: Patrick Okorodudu, 1 Glenlake Parkway NE, 7th Floor, Atlanta, GA 30328. Our Web site is www.asherxino.com .

We strive to provide free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable.

Members of the public may read and copy any materials we file with the Commission at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Members of the public may obtain information on the operation of the Public Reference Room by calling the Commission at 1–800–SEC–0330. The Web site of the Commission is www.sec.gov ..  That website contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Visitors to the Commission's Web site may access such information by searching the EDGAR database.

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

Through our wholly-owned subsidiary, ASHERXINO Nigeria Limited, a Nigerian registered company, we will operate and develop OPL 2012 under a joint venture arrangement with two Nigerian local partners, Grasso Nigeria Limited (which owns a 20% interest in OPL 2012) and Sigmund Oilfield Limited (which owns a 40% interest in OPL 2012), and the state-owned Nigerian National Petroleum Corporation (“NNPC”), which manages all oil block concessions in Nigeria to ensure compliance with government regulations.  A percentage of the revenues generated from OPL 2012 will be paid to the Nigerian government as royalties.  The prevailing royalty rate applicable to OPL 2012 is 12%, with a 50% discount for the first five years.

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

We currently have four employees:  Bayo O. Odunuga, who serves as our President and Chief Executive Officer, Patrick O. Okorodudu, who serves as our General Counsel and Secretary, Warren H. Anderson, who serves as our Chief Technical Officer. Mr. Anderson is a geologist and engineer with over thirty years of experience in petroleum exploration and drilling operations in West Africa, and Ola Adebowale, who serves as our Chief Operating Officer is an engineer.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Currently, all of our potential oil assets are located in Nigeria.  Under Nigerian law, the federal government owns all crude oil and natural gas reserves in Nigeria, and we have certain rights to explore and produce those reserves in areas awarded by the Nigerian government after public bidding.  We will hold a 40% leasehold interest in and operatorship of the Nigerian offshore oil block OPL 2012, located in the Niger Delta.  OPL 2012 has an indefinite lease term, and only terminates if after ten years no development is undertaken by the leaseholders on the oil block.

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
3340
3330
3320
3300
3280
3270
3260
3250
3240
3180
3160
3310
3290
3280
3270
3260
3250
3240
3250
3230
3320
3330
3340
3350
3360

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

Drilling In Progress

At December 31, 2011, there was no drilling in progress.

Description of Physical Facilities

We lease office space at 1 Glenlake Parkway NE, 7th Floor, Atlanta, GA 30328 and 10A Ajanaku Street off Salvation Road, Opebi-Ikeja, Lagos, Nigeria.

Item 3. Legal Proceedings

Presently, there are no material pending legal proceedings to which we are a party, and no such proceedings are known to us to be threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation in the Electronic Bulletin Board owned and maintained by OTC, trading under the symbol "AXNO".

The approximate number of record holders of our common stock as of the date of this Form 10-K is 2,656.

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on our common stock have been paid to date nor do we anticipate that dividends will be paid in the foreseeable future.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

As reflected in the accompanying financial statements, we had a working capital deficit and an accumulated deficit at December 31, 2011, which raise substantial doubt about our ability to continue as a going concern.  Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock.  If we do not raise capital sufficient to fund our business plan, AsherXino may not survive.  The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Item 7. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data information required hereunder is included in this report as set forth in the "Index to Financial Statements” on page F-1

ASHERXINO CORPORATION

Index to Financial Statements

Page

Consolidated Balance Sheet at December 31, 2011 and 2010	F-2

Consolidated Statements of Expenses for the years ended December 31, 2011 and 2010 and for the cumulative period from January 1, 2009 (inception of the exploration stage) through December 31, 2011	F-3

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2011 and 2010	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the cumulative period from January 1, 2009 (inception of the exploration stage) through December 31, 2011	F-5

Notes to Consolidated Financial Statements	F-6

1

ASHERXINO CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS		(Restated)

CURRENT ASSETS
Cash and cash equivalents	$33,302	$37,289
Accounts receivable	1,190	-
Total Current Assets	34,492	37,289

Long term assets
Oil and Gas Asset, accounted for under the Full Cost method of accounting Unevaluated property excluded from amortization	53,750	53,750

Total Assets	$88,242	$91,039

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$270,662	$251,507
Notes payable, net of discount of $0 and $6,242	29,600	28,758
Advances payable	4,398	-
Indebtedness to related parties	73,795	71,924
Total current liabilities	378,455	352,189

Commitments and Contingencies

Shareholders' deficit:
Common stock, $0.01 par value. Authorized 300,000,000 shares, issued and outstanding 162,082,542 and 160,082,542 shares, respectively	1,602,825	1,600,825
Additional paid-in capital	10,246,821	10,131,321
Accumulated deficit	(9,420,587)	(9,420,587)
Deficit accumulated after entering the exploration stage	(2,719272)	(2,572,709)

Total shareholders' deficit	(290,213)	(261,150)

Total Liabilities and Stockholders' Deficit	$88,242	$91,039

The accompanying notes are an integral part of these financial statements

ASHERXINO CORPORATION
(An exploration Stage company)

CONSOLIDATED STATEMENTS OF EXPENSES

Twelve months ended	Cumulative Period from January 1, 2009 (Inception of Exploration Stage) through

December 31,	December 31,

	2011	2010	2011

General and administrative expenses:
Legal	$4,224	$16,435	$211,497
Consulting	4,200	208,416	1,989,412
Travel	19,175	26,375	120,206
Other	106,718	79,108	241,519

Total general and administrative expenses	134,318	330,334	2,662,634

Loss from operations	(134,318)	(330,334)	(2,662,634)

Net realized loss from sale of trading securities	-	-	(1,958)
Loss on derivative warrant liability	-	(20,250)	(20,250)
Interest expense	(12,244)	(19,195)	(34,429)

Net income (loss)	$(146,562)	$(369,779)	$(2,719,271)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic and diluted	158,398,459	157,607,364

The accompanying notes are an integral part of these financial statements

ASHERXINO CORPORATION
(An exploration Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional		Deficit Accumulated
	Common Stock		Paid-in	Accumulated	During
	Shares	Par value	Capital	Deficit	Exploration Stage	Total

Balance December 31, 2008	9,876,850	$98,768	$9,346,848	$(9,420,587)	-	$25,029

Common stock issued for:
Services	39,885,392	398,854	1,389,589	-	-	1,788,443
Acquisition of Oil and Gas asset	105,000,000	1,050,000	(996,250)	-	-	53,750
Cash	1,125,300	11,253	94,747			106,000

Forgiveness of debt by related party	-	-	9,087	-	-	9,087

Net loss	-	-	-	-	$(2,202,930)	(2,202,930)

Balance December 31, 2009-restated	155,887,542	1,558,875	9,844,021	(9,420,587)	(2,202,930)	(220,621)

Common stock issued for:
Services	2,395,000	23,950	196,550	-	-	220,500
Cash	1,600,000	16,000	60,500	-	-	76,500
Debt	200,000	2,000	10,000			12,000
Derivative liability			20,250			20,250

Net loss	-	-	-	-	(369,779)	(369,779)
Balance December 31, 2010	160,082,542	1,600,825	10,131,321	(9,420,587)	(2,572,709)	(261,150)

Common stock issued for: Cash	1,250,000	1,250	48,750	-	-	50,000
Services	750,000	750	66,750		-	67,500
Net loss	-	-	-	-	(146,562)	(146,562)

Balance December 31, 2011	162,082,542	$1,602,825	$10,246,821	$(9,420,587)	$(2719,272)	$(290,212)

The accompanying notes are an intergral part of these financial statements

ASHERXINO CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative Period
from January 1,
2009 (Inception of
Exploration Stage)
-	Twelve Months Ended	through
	December 31,	December 31

	2011	2010	2011
		(restated)	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(146,562)	$(369,779)	$(2,670,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	-	2,306
Common stock issued for services	67,500	220,500	2,027,693
Note issued for services	-	5,000	5,000
Amortization of discount on notes payable	6,242	5,758	12,000
Loss on derivative warrant liability	-	20,250	20,250
Realized loss on trading securities	-	-	1,958
Changes in operating assets and liabilities:
Accounts receivable	(1,190)	-	(1,190)
Accounts payable and accrued expenses	19,154	19,666	270,661
Net cash used in operating activities	(54,856)	(98,605)	(331,843)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investments	-	-	15,436
Net Cash provided by investing activities	-	-	15,436

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	50,000	76,500	232,500
Proceeds from notes payable	4,398	30,000	34,398
Proceeds from indebtedness to related party	-	41,082	142,801
Payment toward note payable	(5,400)	-	(5,400)
Payments on indebtedness ot related parties	1,871	(27,973)	(58,342)
Net cash provided by financing activities	50,869	119,609	345,957
Net increase in cash	(3,987)	21,004	29,550
Cash at beginning of period	37,289	16,285	3,752
Cash end of period	$33,302	$37,289	$33,302

SUPPLEMENTAL DISCLOSURES
Intereest paid in cash	$-	$-	$37
Income taxes paid in cash	-	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for services	$67,500	$-	$67,500
Forgiveness of debt by related party	-	-	9,087
Discount on convertible note	-	12,000	12,000

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

Principles of Consolidation

We consolidate all investments in which we have more than a 50% voting interest.  The accompanying consolidated financial statements include the accounts of AsherXino and our wholly owned subsidiary, ASHERXINO Nigeria Limited, a Nigerian registered company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investments

Our securities investments are equity securities held principally for the purpose of selling them in the near term. Thus, they are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with gains or losses resulting from changes in fair value included in earnings.  Fair value is determined using quoted prices in active markets for the identical asset; total fair value is the market price per share multiplied by the number of shares owned without consideration of transaction costs (level 1 inputs).  As of December 31, 2011, we held no investments.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the years ended December 31, 2011, we had no impairment.

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

As of December 31, 2011 and 2010, we had no financial instruments measured at fair value. However, during the quarter ended December 31, 2010, we determined that warrants we had issued during the period qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, "Derivatives and Hedging - Contracts in an Entity's Own Stock." These warrant agreements include provisions designed to protect holders from a decline in the stock price ('down-round' provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants. As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a 'fixed-for-fixed' option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date with the change in fair value reflecting in earnings in other income within the caption "Gain (loss) on derivative warrant liability".

The fair value of these warrants was determined using the Black-Sholes option pricing method with any change in fair value during the period recorded in earnings as "Other income (expense) - Gain (loss) on warrant derivative liability."

Significant inputs used to calculate the fair value of the warrants at inception included stock price of $0.05; expected term of 0.17 years; cumulative volatility of 163%; zero dividends; and the risk-free interest rate of .18%. The warrants fall within level 3 of the fair value hierarchy. The warrants expired unexercised in December 2010.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, we had a working capital deficit of $290,213 and an accumulated deficit of $12,139,859 at December 31, 2011, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock. If we do not raise capital sufficient to fund our business plan, AsherXino may not survive. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

NOTE 3 - Investments

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

Note 4 – Oil and Gas Asset

Oil and gas asset consists of costs associated with the signing of OPL 2012 of $53,750 and $0 as of December 31, 2011.  All oil and gas asset costs are excluded from amounts subject to amortization. The rights to OPL 2012 sign on by AsherXino are subject to our performance of the following obligations: (i) a signature bonus of $12,500,000 payable immediately to the Nigerian government and (ii) a $10,000,000 farm-in fee payable to a local partner.   The status of the project is that we are seeking funding to fulfill these obligations and to conduct geological and geophysical work and a drilling program.  We anticipate including the excluded costs into the amortization base during the next two (2) years.

The following tables provide certain information about our excluded costs.

Costs Excluded by Year Incurred

	Year ended December 31, 2011	Excluded at December 31, 2010
Property acquisition	$53,750	$53,750

Total	$53,750	$53,750

Costs Excluded by Country

	Nigeria	Total
Property acquisition	$53,750	$53,750

Total	$53,750	$53,750

Changes in Costs Excluded by Country

	Nigeria	Total
Balance at December 31, 2008	$-	$-
Additional costs incurred	53,750	53,750
Costs transferred to amortization base	-	-

Balance at December 31, 2009	$53,750	$53,750

Balance at December 31, 2009 and 2010	$53,750	$53,750

NOTE 5 - Notes Payable

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
$30,000

The discount of $12,000 arising from this transaction was recorded at the inception of the notes and is amortized using the effective interest rate method over the life of the notes, 12 months. The effective interest rate of the notes is 76%. As of December 31, 2011, the notes have a balance of $29,600 net of discount of $6,242.

During September 2010, a stockholder returned 300,000 unrestricted common shares of the company in exchange for 500,000 shares of restricted common stock and a note payable for $5,000, payable in 18 months, and carrying interest of 12% per annum. The $5,000 note balance was charged to expense as of the date of the transaction.

NOTE 6 - Equity

Stock for services

During 2010, we issued 2,395,000 shares of common stock for services and recorded $220,500 of expense related to these issuances.

During 2011, we issued 750,000 shares of stock for services and recorded $67,500 of expense related to these issuances.

As discussed in Note 5, during September 2010, a stockholder returned 300,000 unrestricted common shares of the company in exchange for 500,000 shares of restricted common stock and a note payable for $5,000, payable in 18 months, and carrying interest of 12% per annum. The fair value of the 200,000 shares returned to the stockholder was determined using the closing market price on the date the stock was granted. The difference between the fair value of the stock we received and the fair value of the stock and note returned to the investor was expensed with shares for services. The fair values were determined using the closing market price on the date of the transaction.

On December 28, 2010, 1,500,000 shares of common stock were granted to a consultant. The shares vest two years from the grant date, December 28, 2010. We will estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete. The Company recognized 67,500 of expense for the vested portion of the award; the unvested portion of the award, as calculated using the closing market price of our common stock on December 31, 2011 of $.09, was $67,500.

Stock for cash

During the twelve months ended December 31, 2010, we issued 1,600,000 shares of common stock for $76,500 cash as follows:

Four investors purchased 400,000 shares of common stock for $16,500. During the twelve months ended December 31, 2011, we issued 1,250,000 shares of common stock for 50,000 cash.

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

NOTE 7 - Related Party Transactions

From time to time, our officers and directors advance funds to us for working capital and receive repayments of such funds. As of December 31, 2011 and December 31, 2010, respectively, the total amount due to related parties was $73,795 and $71,924 is unsecured, bears no interest and is due on demand.

NOTE 8 - Income Taxes

As of December 31, 2011, we had approximately $10,000,000 of U.S. federal and state net operating loss carry-forwards available to offset future taxable income, which begin expiring in 2026, if not utilized. The deductibility of losses incurred before June 19, 2009, the date we experienced a change in control, is limited by the provisions of section 382 of the Internal Revenue Code.

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

Components of deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Net operating loss carry-forward	3,700,000	$ 3,685,000
Valuation allowance for deferred tax assets	(3,700,000)	(3,685,000)
	-	-

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

	December 31,
	2011	2010
US statutory federal rate	34.00%	34.00%
State income tax rate	3.06%	3.06%

Valuation allowance	-37.06%	-37.06%
	0.00%	0.00%

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

We have no positions for which it is reasonable that the total amounts of unrecognized tax benefits at December 31, 2011 will significantly increase or decrease within 12 months.

NOTE 9 - Equity line of credit

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

ITEM 9B.     OTHER INFORMATION.Unregistered Sales of Equity Securities

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Executive Officers and Directors.

As of the date of this Form 10-K, we had outstanding 161,582,542 shares of common stock and 0 shares of preferred stock.

Name	Age	Position
Bayo O. Odunuga	45	Chief Executive Officer, Director

Patrick O. Okorodudu	46	Secretary/General Counsel, Director

Michael C. Hinton	66	Director

Ola Adebowale		Chief Operating Officer

Warren H. Anderson	63	Chief Technical Officer

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

Patrick O. Okorodudu became our Secretary and General Counsel of and joined our Board of Directors upon ouracquisition of the Asher Assets.  Mr. Okorodudu has over twenty years of experience as an attorney and consultant to local and international oil and gas companies in Africa and other international business entities.  In 2001 he founded a company called Patina Group Inc., which specializes in executing oil and gas service contracts for West African exploration and production companies and provides legal and business development services for North American exploration and production companies seeking to do business in Western Africa.  As President of Patina Group, Mr. Okorodudu's business tasks have included development of independent energy power and agro-allied sector development projects in emerging market economies.  He has consulted with state governments in Nigeria on the establishment of city and rural gas-powered electricity projects; he has also assisted private refinery owners in the financing and construction of 60,000-100,000 bpd (barrels per day) capacity refineries.  Patina Group has collaborated with local and international oil companies to form joint venture companies to embark on Directional Drilling projects, sub-sea development work, and oil and gas financing.  Since 2007, Mr. Okorodudu, together with Bayo Odunuga, has worked on the acquisition of the Asher Assets and related activities such as negotiating contracts with the Nigerian government and local Nigerian partners to obtain the rights to OPL 2012, performing due diligence on OPL 2012, commissioning an independent audit and arranging a 2D seismic study on OPL 2012.  Mr. Okorodudu is an associate member of the American Bar Association and the American Academy of Legal Studies in Business.  He serves on the boards of several agro-allied and energy companies.Since 2003, Mr. Okorodudu has been teaching Business Law, Leadership and Ethics courses for several U.S. universities while taking time to complete doctoral studies in corporate governance law.

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

After our Form 10 became effective, Mr. Hinton resigned from his positions as President of the Corporation and agreed to remain a board member..  We also intend to expand our Board of Directors to include Femi Dosunmu and Jimmy G. Delano, both of whom have agreed to join Asher’s Board of Directors.  .  Mr. Delano is a certified accountant with more than twenty-seven years of international business experience, a substantial portion of which was in Africa, while Mr Dosunmu is a seasoned Entrepreneur with over 25 years’ experience in Healthcare, Agriculture and oil and gas sector. He owns several businesses in USA, Nigeria and other West African Countries.

Ola Adebowale is a seasoned executive with over 13 years experience at the NASA consortium and General Electric (GE) with core strength in services business, manufacturing and operations management. Mr Adebowale has led several GE business units including GE Aviations and GE Oil and Gas in Africa where he was the former Managing Director of General Electric (GE) Oil and Gas responsible for leading the overall GE operations in Nigeria

Warren H. Anderson is a geologist and engineer with over 30 years of experience in petroleum exploration and drilling operations, having lived and worked in West Africa. He was formerly the the President of Asher Energy Corporation with the vision for developing a portfolio of assets in Africa and President of Frontier Exploration Corporation. Mr. Anderson had previously drilled and made economic discoveries with multinationals and independent companies in the US. In addition, Mr. Anderson is a geophysics researcher in a US university

Information Concerning the Board of Directors and its Committees.

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

The Board of Directors held meetings on 7 occasions during the year ended December 31, 2011. No incumbent director missed more than 90% of the meetings of the Board in the past year.

We encourage members of the Board of Directors to attend our annual meetings. We did not conduct an annual meeting for the year ended December 31, 2011.

Section 16(a) Beneficial Ownership Reporting Compliance.

We have reviewed the Forms 3, 4 and 5 submitted to us relating to 2011. No company's officers or filed all required Forms 3, 4 and 5 during 2011.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners and management

The following table contains certain information as of December 31 2011 as to the number of shares of common stock of the Company beneficially owned by each person who holds of record, or is known by management of the Company to own beneficially, more than 5% of the common stock outstanding, and by all directors and officers of the Company individually and as a group.  Except as noted below, to the knowledge of management, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by such person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor since June 30, 2009: MaloneBailey, LLP

Audit Fees

Malone Bailey, LLP billed us in the aggregate amount of $15,000 for the year ended December 31, 2010, for professional services related to: their audit of our annual financial statements included in our Annual Report on Form 10-K and their reviews of our unaudited quarterly financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

MaloneBailey, LLP fees for the year ended December 31, 2010 were $5,.

Tax Fees

Malone Bailey, LLP haveperformed the annual audit for 2011, and accordingly did not bill us for, professional services rendered for tax related services for the years ended December 31, 2011.

All Other Fees

Malone Bailey, LLP have not performed the annual audit for 2011, and accordingly did not bill us for, professional services rendered for tax related services for the years ended December 31, 2011.

Auditor Independence

Our Board of Directors considers that the work done for us in the year ended December 31, 2010 by MaloneBailey, LLP is compatible with maintaining Malone Bailey, LLP’s independence.

Auditor's Time on Task

All of the work expended by MaloneBailey, LLP on our December 31, 2010 audit was attributed to work performed by MaloneBailey, LLP‘s full-time, permanent employees.

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

ASHERXINO CORPORATION
April 6, 2012	By:	/s/ Bayo Odunuga
Bayo Odunuga

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 6, 2012	By:	/s/ Bayo Odunuga
Bayo Odunuga

April 6, 2012	By:	/s/ Patrick Okuroduru
Patrick Okorodudu

April 6, 2012	By:	/s/ Michael Hinton
Michael Hinton