Form 10-Q
period 2012-03-31
AsherXino Corp
filed 2012-05-30
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-10965

ASHERXINO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	93-0962072
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Glenlake Parkway NE, Suite 700
Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 21, 2012, 162,082,542 shares of common stock, $0.01 par value, were outstanding.

ASHERXINO CORPORATION.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1 to 4

Consolidated Balance Sheets at March 31, 2012 (unadited) and December 31, 2011	F-1
Consolidated Statements of Expenses for the Three Months Ended March 31, 2012 and 2011, and the Cumulative Period from January 1, 2009 through March 31, 2012 (unaudited)	F-2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and the Cumulative Period from January 1, 2009 through March 31, 2012 (unaudited)	F-3
Notes to Consolidated Financial Statements (unaudited)	F-4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
ITEM 4T.	CONTROLS AND PROCEDURES	8

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	9
ITEM 1A.	RISK FACTORS	9
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 6.	EXHIBITS	9

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ASHERXINO CORORATION (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSET
Cash	$1,690	$33,302
Accounts receivable	1,190	1,190
Total current assets	2,880	34,492

Oil and Gas PROPERTIES (full cost method) Unevaluated	53,750	53,750

TOTAL ASSETS	$56,630	$88,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	272,174	270,662
Note payable-net of discount	29,600	29,600
Advances payable	4,398	4,398
Indebtedness to related party	73,795	73,795
Total current liabilities	379,967	378,455

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value; 300,000,000 shares authorized, 162,082,542 and 162,082,542 issued and outstanding, respectively	1,602,825	1,602,825
Additional paid-in capital	10,246,821	10,246,821
Deficit accumulated during exploration stage	(9,420,587)	(9,420,587)
Deficit accumulated after entering the development stage	(2,752,396)	(2,719,272)

Total Stockholders' Deficit	(323,337)	(290,213)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$56,630	$88,242

 (The accompanying notes are an integral part of these unaudited consolidated financial statements)

F-1

ASHERXINO CORPORATION (An Exploration Stage Company
CONSOLIDATED STATEMENTS OF EXPENSES (Unaudited)
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative Period from January 1, 2009 (Inception) Through March 31, 2012
OPERATING EXPENSES:
Legal	10,000	13,033	221,497
Consulting	2,500	14,375	1,991,912
Travel	-	3,454	120,206
General and administrative	19,112	29,771	361,158
TOTAL OPERATING EXPENSES	31,612	60,633	2,694,246

NET LOSS BEFORE OTHER EXPENSE	(31,612)	(60,633)	(2,694,246)
OTHER INCOME (EXPENSE)
Net realized loss from sale of trading securities	-	-	(1,958)
Loss on derivative warrant liability	-	-	(20,250)
Interest expense	(1,512)	(4,823)	(35,942)

NET LOSS	$(33,124)	$(65,456)	$(2,752,396)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	162,082,542	160,082,542

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

F-2

ASHERXINO CORPORATION (An Exploration Stage Company
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	March 31, 2012	March 31, 2011	January 1, 2009 (Inception) Through March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(33,124)	$(65,456)	$(2,752,396)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	-	-	2,306
Stock based compensation to consultant	-	18,750	2,067,847
Note issued for services	-	-	5,000
Amortization of debt discount	-	3,344	12,000
Loss on derivative warrant liability	-	-	20,250
Realized loss on trading securities	-	-	1,958

Change in assets and liabilities
Increase in accounts receivable	-	-	(1,190)
Increase in accounts payable and accrued expenses	1,512	3,468	272,173
Net cash (used in) operating activities	(31,612)	(39,894)	(372,052)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	-	-	15,436
Net cash provided by financing activities	-	-	15,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	232,500
Proceeds from note payable	-	-	34,398
Proceeds from indebtedness to related party	-	9,579	151,398
Payments on indebtedness to related party			(58,342)
Payment toward note payable	-	-	(5,400)
Net cash provided by financing activities	-	9,579	354,554

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,612)	(30,315)	(2,062)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	33,302	37,289	3,752

CASH AND CASH EQUIVALENTS-END OF PERIOD	$1,690	$6,974	$1,690

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

F-3

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

Basis of Presentation

The unaudited consolidated financial statements of AsherXino Corporation have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the notes thereto contained in our Annual Report filed with the SEC on Form 10-K on April 16, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the financial statements for the most recent fiscal year ended December 31, 2011, as reported on Form 10-K, have been omitted.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 2 - Going Concern

As reflected in the accompanying financial statements, we had a working capital deficit of $377,087 and an accumulated deficit of $12,172,983 at March 31, 2012, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock. If we do not raise capital sufficient to fund our business plan, AsherXino may not survive. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 3 - Related Party Transactions

From time to time, our officers and directors advance funds to us for working capital and receive repayments of such funds. As of March 31, 2012 and December 31, 2011, respectively, the total amount due to related parties was $73,795. These amounts amounts are unsecured, bear no interest and are due on demand.

F-4

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

As discussed in our Form 10-K filed on April 16, 2012, if we are unable to fund the development costs related to OPL 2012, Sigmund could terminate its agreements with us and potentially terminate our interest in OPL 2012 in the event of our failure to fund any of the development costs related to OPL 2012. However, the OPL 2012 agreements were drafted in such a manner that we do not suffer immediate repercussions or sanctions in the event we are unable to fund any of the development costs. The agreements contemplate discussion and negotiation among the parties in the event of our inability to perform. For example, the signature bonus and farm-in fee were deemed payable on May 15, 2009, but we have regularly updated Sigmund Oilfield Limited on the status of the payments and Sigmund Oilfield limited has continued to grant informal extensions of time for us to make such payments.

Upon the payment of the signature bonus, the development of OPL 2012 will take place in two phases over a three year period, as discussed in our Form 10-K filed on April 16, 2012.

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

Results of Operations

Our net loss decreased $32,332, from $65,456 for the year ended March 31, 2011 to $33,124 for the year ended March 31, 2012. Our expenses for the three months ended March 31, 2012 consisted mainly of consulting fees. The decrease was mainly attributable to decreased consulting fees.

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

As reflected in the accompanying financial statements, we had a working capital deficit and an accumulated deficit at March 31, 2012, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt or the sale of common stock.

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

For information regarding our legal proceedings see Item 3 of our Annual Report on Form 10-K filed on April 16, 2012. There have been no material changes from the risk factors previously disclosed in such Annual Report.

ITEM 1A.	RISK FACTORS

For information regarding our risk factors see the risk factors disclosed in Item 1A of our registration Annual Report on Form 10-K filed on April 16, 2012. There have been no material changes from the risk factors previously disclosed in such Annual Report.

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

Bayo O. Odunuga
Chief Executive Officer
Principal Executive Officer

Date: May 29, 2012