Form 10-Q
period 2012-06-30
AsherXino Corp
filed 2012-08-23
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-10965

ASHERXINO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	93-0962072
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Glenlake parkway NE, 7th Floor
Atlanta, GA	77002
(Address of principal executive offices)	(Zip Code)

 (713) 413-3345

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of July 15, 2012, 162,082,542 shares of common stock, $0.01 par value, were outstanding.

ASHERXINO CORPORATION.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1 through 4

Consolidated Balance Sheets at June 30, 2012 (unadited) and December 31, 2011	1
Consolidated Statements of Expenses for the Three Months Ended June 30, 2012 and 2011 and the Cumulative Period from January 1, 2009 through June 30, 2012 (unaudited)	2
Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011 and the Cumulative Period from January 1, 2009 through June 30, 2012 (unaudited)	3
Notes to Consolidated Financial Statements (unaudited)	4

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
ITEM 4T.	CONTROLS AND PROCEDURES	8

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	8
ITEM 1A.	RISK FACTORS	8
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8
ITEM 6.	EXHIBITS	9

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ASHERXINO CORORATION (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSET
Cash	$1,690	$33,302
Accounts receivable	1,190	1,190
Total current assets	2,880	34,492

Oil and Gas PROPERTIES (full cost method)
Unevaluated	53,750	53,750

TOTAL ASSETS	$56,630	$88,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	272,174	270,662
Note payable-net of discount	29,600	29,600
Advances payable	4,398	4,398
Indebtedness to related party	82,392	73,795
Total current liabilities	388,564	378,455

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value; 300,000,000 shares authorized, 162,082,542 and 162,082,542 issued and outstanding, Respectively	1,602,825	1,602,825
Additional paid-in capital	10,246,821	10,246,821
Deficit accumulated during exploration stage	(9,420,587)	(9,420,587)
Deficit accumulated after entering the development stage	(2,760,993)	(2,719,272)

Total Stockholders' Deficit	(331,934)	(290,213)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$56,630	$88,242

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

ASHERXINO CORPORATION (An Exploration Stage Company
CONSOLIDATED STATEMENTS OF EXPENSES (Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Cumulative Period from January 1, 2009 (Inception) Through June 30, 2012
OPERATING EXPENSES:
Legal	-	13,033	211,497
Consulting	2,500	14,375	1,991,912
Travel	-	3,454	120,206
General and administrative	37,709	29,771	379,228
TOTAL OPERATING EXPENSES	40,209	60,633	2,702,843

NET LOSS BEFORE OTHER EXPENSE	(40,209)	(60,633)	(2,702,843)
OTHER INCOME (EXPENSE)
Net realized loss from sale of trading securities	-	-	(1,958)
Loss on derivative warrant liability	-	-	(20,250)
Interest expense	(1,512)	(4,823)	(35,942)

NET LOSS	$(41,721)	$(65,456)	$(2,760,923)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	162,082,542	160,082,542

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

ASHERXINO CORPORATION (An Exploration Stage Company
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	June 30, 2012	June 30, 2011	January 1, 2009 (Inception) Through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(41,721)	$(65,456)	$(2,712,242)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	-	-	2,306
Stock based compensation to consultant	-	18,750	2,027,693
Note issued for services	-	-	5,000
Amortization of debt discount	-	3,344	12,000
Loss on derivative warrant liability	-	-	20,250
Realized loss on trading securities	-	-	1,958

Change in assets and liabilities
Increase in accounts receivable	-	-	(1,190)
Increase in accounts payable and accrued expenses	1,512	3,468	272,173
Net cash (used in) operating activities	(40,209)	(39,894)	(372,052)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	-	-	15,436
Net cash provided by financing activities	-	-	15,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	232,500
Proceeds from note payable	-	-	34,398
Proceeds from indebtedness to related party	8,597	9,579	151,398
Payments on indebtedness to related party			(58,342)
Payment toward note payable	-	-	(5,400)
Net cash provided by financing activities	8,597	9,579	354,554

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,612)	(30,315)	(2,062)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	33,302	37,289	3,752

CASH AND CASH EQUIVALENTS-END OF PERIOD	$1,690	$6,974	$1,690

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

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

Note 2 - Going Concern

As reflected in the accompanying financial statements, we had a working capital deficit of $385,684 and an accumulated deficit of $12,181,580 at June 30, 2012, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock. If we do not raise capital sufficient to fund our business plan, AsherXino may not survive. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 3 - Related Party Transactions

From time to time, our officers and directors advance funds to us for working capital and receive repayments of such funds. As of June 30, 2012 and December 31, 2011, respectively, the total amount due to related parties was $82,392 and $73,795. These amounts are unsecured, bear no interest and are due on demand.

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

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Our net loss decreased $27,735, from $65,456 for the year ended March 31, 2011 to $41,721 for the year ended June 30, 2012. Our expenses for the three months ended June 30, 2012 consisted mainly of consulting fees. The decrease was mainly attributable to decreased consulting fees.

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

As reflected in the accompanying financial statements, we had a working capital deficit and an accumulated deficit at June 30, 2012, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt or the sale of common stock.

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

AsherXino Corporation

By:/s/ Bayo O. Odunuga
Name:Bayo O. Odunuga
Chief Executive Officer
Principal Executive Officer

Date: August 23, 2012

EX-31.1 2 bo302certq.htm OFFICER CERTIFICATION

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Bayo Odunuga, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of AsherXino Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
	(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 23, 2012

Bayo Odunuga
Chief Executive Officer

EX-32.2 3 bo906certq.htm OFFICER CERTIFICATION

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Bayo Odunuga, Chief Executive Officer of AsherXino Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, fairly presents, in all material respects, the financial condition and results of operations of AsherXino Corporation.

By:  Bayo Odunuga
Name: Bayo Odunuga
Title: Chief Executive Officer
Date: August 23, 2012