Form 10-K
period 2012-12-31
AsherXino Corp
filed 2014-08-19
CIK 700890

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐Yes            ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐Yes            ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13  or  15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90 days.    ☒  Yes          ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes           ☐  No

Indicate by check mark  if  disclosure of delinquent filers pursuant to Item 405 of Regulation  S-K  is  not  contained  in  herein, and  will not be contained, to the best of the registrant’s knowledge , in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or  any  amendment  to  this  Form  10-K.  [____]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

| (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange  Act)     ☐Yes            ☒   No

As of December 31, 2012, there was no active market for our stock, thus, aggregate market value of common stock held by non-affiliates cannot be computed.  We had 161,582,542 shares of common stock outstanding on December 31 2012

EXPLANATORY NOTE

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

We currently have four employees:  Bayo O. Odunuga, who serves as our President and Chief Executive Officer, Patrick O. Okorodudu, who serves as our General Counsel and Secretary, Warren H. Anderson, who serves as our Chief Technical Officer. Mr. Anderson is a geologist and engineer with over thirty years of experience in petroleum exploration and drilling operations in West Africa, and Ola Adebowale, who serves as our Chief Operating Officer is an engineer and former Managing Director of General Electric (GE) Oil and Gas in Nigeria

Item 1A.  Risk Factors

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

As of July 30, 2009 and according to the public disclosures from the respective international oil company and the government regulatory agency responsible for hydrocarbon production in Nigeria (i.e. the Department of Petroleum Resources), three major multi-national oil companies, Shell, Eni/Agip and Addax Petroleum, have had great success around OPL 2012:

•	To the east: Addax Petroleum’s OML 126 (Okwori and Nda fields) has produced an estimated 265 million barrels of oil. Production commenced in March 2005 and averaged 41,250 barrels of oil per day (BOPD) in 2007. Further east is Eni/Agip’s OML 119 (Okono and Okpono fields) which has produced an estimated 240 million barrels of oil.

•	To the west: Eni/Agip’s OML 116 (Agbara field) is reported to have produced 100 to 120 million barrels of oil to date. Production commenced in 1989, and according to the production log with the Nigerian Department of Petroleum Resources, the average production from OML 116 in 2008 was 7,500 BOPD.

•	To the north and northeast: Shell’s OML 72 (Kalaeuele field), OML 74 (JK field) and OML 77 (HD field).

•	To the south: Addax Petroleum’s OML 137 (formerly OPL 225) (Shokoloko field) from which OPL 2012 was carved. (See diagrams 1 and 2)

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

Drilling In Progress

At December 31, 2012, there was no drilling in progress.

Description of Physical Facilities

We lease office space at 1 Glenlake Parkway NE, 7th Floor, Atlanta, GA 30328 and 10A Ajanaku Street off Salvation Road, Opebi-Ikeja, Lagos, Nigeria.

Item 3. Legal Proceedings

Presently, there are no material pending legal proceedings to which we are a party, and no such proceedings are known to us to be threatened or contemplated against us.

 Part II

Item 4. Submission of Matters to a Vote of Securities Holders

None.

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

ASHERXINO CORPORATION

Index to Financial Statements

Page

Consolidated Balance Sheet at December 31, 2012 and 2011	F-2

Consolidated Statements of Expenses for the years ended December 31, 2012 and 2011 and for the cumulative period from January 1, 2009 (inception of the exploration stage) through December 31, 2012	F-3

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2012 and 2011	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the cumulative period from January 1, 2009 (inception of the exploration stage) through December 31, 2012	F-5

Notes to Consolidated Financial Statements	F-6

ASHERXINO CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$33,302	$33,302
Accounts receivable	1,190	1,190
Total Current Assets	34,492	34,492

Long term assets
Oil and Gas Asset, accounted for under the Full Cost method of accounting Unevaluated property excluded from amortization	53,750	53,750

Total Assets	$88,242	$88,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$270,662	$270,662
Notes payable, net of discount of $0 and $6,242	29,600	29,600
Advances payable	4,398	4,398
Indebtedness to related parties	73,795	73,795
Total current liabilities	378,455	378,455

Commitments and Contingencies

Shareholders' deficit:
Common stock, $0.01 par value. Authorized 300,000,000 shares, issued and outstanding 162,082,542 and 160,082,542 shares, respectively	1,602,825	1,602,825
Additional paid-in capital	10,246,821	10,246,821
Accumulated deficit	(9,420,587)	(9,420,587)
Deficit accumulated after entering the exploration stage	(2,719272)	(2,719272)

Total shareholders' deficit	(290,213)	(290,213)

Total Liabilities and Stockholders' Deficit	$88,242	$88,242

The accompanying notes are an integral part of these financial statements

ASHERXINO CORPORATION
(An exploration Stage company)
CONSOLIDATED STATEMENTS OF EXPENSES

	Twelve months ended		Cumulative Period from January 1, 2009 (Inception of Exploration Stage) through
	December 31,		December 31,
	2012	2011	2012

General and administrative expenses:
Legal	$4,224	$4,224	$211,497
Consulting	4,200	4,200	1,989,412
Travel	19,175	19,175	120,206
Other	106,718	106,718	241,519

Total general and administrative expenses	134,318	134,318	2,662,634

Loss from operations	(134,318)	(134,318)	(2,662,634)

Net realized loss from sale of trading securities	—	—	(1,958)
Loss on derivative warrant liability	—	—	(20,250)
Interest expense	(12,244	(12,244)	(34,429)

Net income (loss)	$(146,562	$(146,562)	$(2,719,271)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic and diluted	158,398,459	158,398,459

The accompanying notes are an integral part of these financial statements

ASHERXINO CORPORATION
(An exploration Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During
	Shares	Par value	Capital	Deficit	Exploration Stage	Total

Balance December 31, 2008	9,876,850	$98,768	$9,346,848	(9,420,587)	-	$25,029

Common stock issued for:
Services	39,885,392	398,854	1,389,589	-	-	1,788,443
Acquisition of Oil and Gas asset	105,000,000	1,050,000	(996,250)	-	-	53,750
Cash	1,125,300	11,253	94,747			106,000

Forgiveness of debt by related party	-	-	9,087	-	-	9,087

Net loss	-	-	-	-	$(2,202,930)	(2,202,930)

Balance December 31, 2009-restated	155,887,542	1,558,875	9,844,021	(9,420,587)	(2,202,930)	(220,621)

Common stock issued for:
Services	2,395,000	23,950	196,550	-	-	220,500
Cash	1,600,000	16,000	60,500	-	-	76,500
Debt	200,000	2,000	10,000			12,000
Derivative liability			20,250			20,250

Net loss	-	-	-	-	(369,779)	(369,779)
Balance December 31, 2010	160,082,542	1,600,825	10,131,321	(9,420,587)	(2,572,709)	(261,150)

Common stock issued for:	1,250,000	1,250	48,750	-	-	50,000
Cash
Services	750,000	750	66,750		-	67,500
Net loss	-	-	-	-	(146,562)	(146,562)

Balance December 31, 2011	160,082,542	1,600,825	10,131,321	(9,420,587)	(2,572,709)	(261,150)

Common stock issued for:	1,250,000	1,250	48,750	-	-	50,000
Cash
Services	750,000	750	66,750		-	67,500
Net loss	-	-	-	-	(146,562)	(146,562)
Balance December 31, 2012	160,082,542	1,600,825	10,131,321	(9,420,587)	(2,572,709)	(261,150)

The accompanying notes are an integral part of these financial statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period from January 1, 2009
	Twelve months ended		(Inception of Exploration Stage) through
	December 31,	December 31,	December 31,
	2012	2011	2011
			(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(146,562)	$(146,562)	$(2,670,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	-	2,306
Common stock issued for services	67,500	67,500	2,027,693
Note issued for services	-	-	5,000
Amortization of discount on notes payable	6,242	6,242	12,000
Loss on derivative warrant liability	-	-	20,250
Realized loss on trading securities	-	-	1,958
Changes in operating assets and liabilities:
Accounts receivable	(1,190)	(1,190)	(1,190)
Accounts payable and accrued expenses	19,154	19,154	270,661
Net cash used in operating activities	(54,856)	(54,856)	(331,843)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investments	-	-	15,436
Net Cash provided by investing activities	-	-	15,436

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	50,000	50,000	232,500
Proceeds from notes payable	4,398	4,398	34,398
Proceeds from indebtedness to related party	-	-	142,801
Payment toward note payable	(5,400)	(5,400)	(5,400)
Payments on indebtedness ot related parties	1,871	1,871	(58,342)
Net cash provided by financing activities	50,869	50,869	345,957
Net increase in cash	(3,987)	(3,987)	29,550
Cash at beginning of period	37,289	37,289	3,752
Cash end of period	$33,302	$33,302	$33,302

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$-	$-	$37
Income taxes paid in cash	-	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for services	$67,500	$67,500	$67,500
Forgiveness of debt by related party	-	-	9,087
Discount on convertible note	-	-	12,000

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

Investments

Our securities investments are equity securities held principally for the purpose of selling them in the near term. Thus, they are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with gains or losses resulting from changes in fair value included in earnings.  Fair value is determined using quoted prices in active markets for the identical asset; total fair value is the market price per share multiplied by the number of shares owned without consideration of transaction costs (level 1 inputs).  As of December 31, 2012, we held no investments.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the years ended December 31, 2012, we had no impairment.

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

As of December 31, 2012 and 2011, we had no financial instruments measured at fair value. However, during the quarter ended December 31, 2010, we determined that warrants we had issued during the period qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, "Derivatives and Hedging - Contracts in an Entity's Own Stock." These warrant agreements include provisions designed to protect holders from a decline in the stock price ('down-round' provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants. As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a 'fixed-for-fixed' option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date with the change in fair value reflecting in earnings in other income within the caption "Gain (loss) on derivative warrant liability".

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

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the year ended December, 2011:

Beginning balance-December 31, 2009	-
Issuance of derivative warrants	17,605
Change in fair value of derivative liability	20,250
Settlement of derivative	(37,855)
At December 31, 2012	-

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

The following tables provide certain information about our excluded costs.

Costs Excluded by Year Incurred

	Year ended December 31, 2012	Excluded at December 31, 2011
Property acquisition	$53,750	$53,750

Total	$53,750	$53,750

Costs Excluded by Country

	Nigeria	Total
Property acquisition	$53750	$53,750

Total	$53750	$53,750

Changes in Costs Excluded by Country

	Nigeria	Total
Balance at December 31, 2009	-	-
Additional costs incurred	$53,750	$53,750
Costs transferred to amortization base	-	-

Balance at December 31, 2010	$53,750	$53,750

Balance at December 31, 2010 and 2011	$53,750	$53,750

NOTE 5 - Related Party Transactions

From time to time, our officers and directors advance funds to us for working capital and receive repayments of such funds. As of December 31, 2012, the total amount due to related parties was $73,795 is unsecured, bears no interest and is due on demand.

 NOTE 6 - Income Taxes

As of December 31, 2012, we had approximately $10,000,000 of U.S. federal and state net operating loss carry-forwards available to offset future taxable income, which begin expiring in 2026, if not utilized. The deductibility of losses incurred before June 19, 2009, the date we experienced a change in control, is limited by the provisions of section 382 of the Internal Revenue Code.

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

Components of deferred tax assets as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Net operating loss carry-forward	3,700,000	3,700,000
Valuation allowance for deferred tax assets	(3,700,000)	(3,700,000)
	-	-

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

	December 31,
	2012	2011
US statutory federal rate	34.00%	34.00%
State income tax rate	3.06%	3.06%

Valuation allowance	-37.06%	-37.06%
	0.00%	0.00%

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

We have no positions for which it is reasonable that the total amounts of unrecognized tax benefits at December 31, 2012 will significantly increase or decrease within 12 months.

ITEM 7.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

none.

ITEM 7A.     CONTROLS AND PROCEDURES.

Not applicable.

ITEM 7A(T).     CONTROLS AND PROCEDURES.

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

PART III

ITEM 8.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors.

As of the date of this Form 10-K, we had outstanding 161,582,542 shares of common stock and 0 shares of preferred stock.

Name	Age	Position
Bayo O. Odunuga	44	Chief Executive Officer, Director

Patrick O. Okorodudu	45	Secretary/General Counsel, Director

Michael C. Hinton	66	Director

Ola Adebowale		Chief Operating Officer

Warren H. Anderson	63	Chief Technical Officer

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

The Board of Directors held meetings on 6 occasions during the year ended December 31, 2012. No incumbent director missed more than 90% of the meetings of the Board in the past year.

We encourage members of the Board of Directors to attend our annual meetings. We did not conduct an annual meeting for the year ended December 31, 2012.

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

ITEM 9.     EXECUTIVE COMPENSATION

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

ITEM 10.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners and management

The following table contains certain information as of December 31 2012 as to the number of shares of common stock of the Company beneficially owned by each person who holds of record, or is known by management of the Company to own beneficially, more than 5% of the common stock outstanding, and by all directors and officers of the Company individually and as a group.  Except as noted below, to the knowledge of management, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by such person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Bayo O. Odunuga	37,500,000	31.30%
	3102 Commonwealth Way
	Alpharetta, Georgia 30004

Common Stock	Patrick O. Okorodudu	37,500,000	31.30%
	10314 Sedgehill Drive
	Indianapolis, Indiana 46239

Common Stock	Michael C. Hinton	6,400,331	5.30%
	3355 North Academy Boulevard
	Colorado Springs, Colorado 80917

Common Stock	Asher MHG Foundation1	30,000,000	25.00%
	10314 Sedgehill Drive
	Indianapolis, Indiana 46239

Common Stock	All Directors and Officers as a group (three persons)	81,400,331	67.8%

1.	Patrick Okorodudu, the Company’s Secretary and Director, is the Chief Executive Officer of Asher MHG Foundation. Bayo Odunuga, the Company’s Chief Executive Officer and Director, is a Director of Asher MHG Foundation. Messrs. Okorodudu and Odunuga disclaim beneficial ownership of shares held by Asher MHG Foundation.

We know of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of Asher.

ITEM 11.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

There are currently no independent directors on the Board of Directors, although we anticipate that the Board of Directors will be expanded and two independent directors will join the Board of Directors following the effectiveness of our registration statement on Form 10, as described in Item 10, “Directors and Executive Officers”.

ITEM 12. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor since June 30, 2009: Malone Bailey, LLP

Audit Fees

Malone Bailey, LLP billed us in the aggregate amount of $15,000 for the year ended December 31, 2010, for professional services related to: their audit of our annual financial statements included in our Annual Report on Form 10-K and their reviews of our unaudited quarterly financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

Malone Bailey, LLP fees for the year ended December 31, 2010 were $5,.

Tax Fees

Malone Bailey, LLP have not performed the annual audit for 2012, and accordingly did not bill us for, professional services rendered for tax related services for the years ended December 31, 2012.

All Other Fees

Malone Bailey, LLP have not performed the annual audit for 2012, and accordingly did not bill us for, professional services rendered for tax related services for the years ended December 31, 2012.

Auditor Independence

Our Board of Directors considers that the work done for us in the year ended December 31, 2010 by Malone Bailey, LLP is compatible with maintaining Malone Bailey, LLP’s independence.

Auditor's Time on Task

All of the work expended by Malone Bailey, LLP on our December 31, 2010 audit was attributed to work performed by Malone Bailey, LLP‘s full-time, permanent employees.

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

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

ASHERXINO CORPORATION
August 7, 2014	By:	/s/ Bayo Odunuga
Bayo Odunuga

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 7, 2014	By:	/s/ Bayo Odunuga
Bayo Odunuga

August 7, 2014	By:	/s/ Patrick Okuroduru
Patrick Okorodudu

August 7, 2014	By:	/s/ Michael Hinton
Michael Hinton