Form 10-Q
period 2013-06-30
AsherXino Corp
filed 2014-08-19
CIK 700890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-10965

ASHERXINO CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	93-0962072
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Glenlake Pakway NE, 7th Floor
Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

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

ASHERXINO CORPORATION
TABLE OF CONTENTS
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1 through 4

	Consolidated Balance Sheets at June 30 2013 (unadited) and December 31, 2012	F-1
	Consolidated Statements of Expenses for the Three Months Ended June 30 2013 and 2012 and the Cumulative Period from January 1, 2009 through June 30 2013 (unaudited)	F-2
	Consolidated Statements of Cash Flows for the Three Months Ended June 30 2013 and 2012 and the Cumulative Period from January 1, 2009 through June 30 2013 (unaudited)	F-3
	Notes to Consolidated Financial Statements (unaudited)	F-4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
ITEM 4T.	CONTROLS AND PROCEDURES	7

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	7
ITEM 1A.	RISK FACTORS	7
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 6.	EXHIBITS	7

 PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ASHERXINO CORORATION (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30	December 31,
	2013	2012
ASSETS
CURRENT ASSET
Cash	$1,690	$33,302
Accounts receivable	1,190	1,190
Total current assets	2,880	34,492

Oil and Gas PROPERTIES (full cost method)
Unevaluated	53,750	53,750

TOTAL ASSETS	$56,630	$88,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	272,174	270,662
Note payable-net of discount	29,600	29,600
Advances payable	4,398	4,398
Indebtedness to related party	82,392	73,795
Total current liabilities	388,564	378,455

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value; 300,000,000 shares authorized, 162,082,542 and 162,082,542 issued and outstanding, Respectively	1,602,825	1,602,825
Additional paid-in capital	10,246,821	10,246,821
Deficit accumulated during exploration stage	(9,420,587)	(9,420,587)
Deficit accumulated after entering the development stage	(2,760,993)	(2,719,272)

Total Stockholders' Deficit	(331,934)	(290,213)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$56,630	$88,242

 (The accompanying notes are an integral part of these unaudited consolidated financial statements)

F-1

ASHERXINO CORPORATION
(An Exploration Stage Company
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended	Three Months Ended	Cumulative Period from January 1, 2009 (Inception) Through
	June 30, 2013	June 30, 2012	June 30, 2013
OPERATING EXPENSES:
Legal	-	13,033	211,497
Consulting	2,500	14,375	1,991,912
Travel	-	3,454	120,206
General and administrative	37,709	29,771	379,228
TOTAL OPERATING EXPENSES	40,209	60,633	2,702,843

NET LOSS BEFORE OTHER EXPENSE	(40,209)	(60,633)	(2,702,843)
OTHER INCOME (EXPENSE)
Net realized loss from sale of trading securities	-	-	(1,958)
Loss on derivative warrant liability	-	-	(20,250)
Interest expense	(1,512)	(4,823)	(35,942)

NET LOSS	$(41,721)	$(65,456)	$(2,760,923)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	162,082,542	160,082,542

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

F-2

ASHERXINO CORPORATION
(An Exploration Stage Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2013	June 30, 2012	January 1, 2009 (Inception) Through
			June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(41,721)	$(65,456)	$(2,712,242)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	-	-	2,306
Stock based compensation to consultant	-	18,750	2,027,693
Note issued for services	-	-	5,000
Amortization of debt discount	-	3,344	12,000
Loss on derivative warrant liability	-	-	20,250
Realized loss on trading securities	-	-	1,958

Change in assets and liabilities
Increase in accounts receivable	-	-	(1,190)
Increase in accounts payable and accrued expenses	1,512	3,468	272,173
Net cash (used in) operating activities	(40,209)	(39,894)	(372,052)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	-	-	15,436
Net cash provided by financing activities	-	-	15,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	232,500
Proceeds from note payable	-	-	34,398
Proceeds from indebtedness to related party	8,597	9,579	151,398
Payments on indebtedness to related party			(58,342)
Payment toward note payable	-	-	(5,400)
Net cash provided by financing activities	8,597	9,579	354,554
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,612)	(30,315)	(2,062)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	33,302	37,289	3,752

CASH AND CASH EQUIVALENTS-END OF PERIOD	$1,690	$6,974	$1,690

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

(The accompanying notes are an integral part of these unaudited -consolidated financial statements)

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

Note 2 - Going Concern

As reflected in the accompanying financial statements, we had a working capital deficit of $385,684 and an accumulated deficit of $12,181,580 at June 30, 2013, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt or the sale of common stock.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt or the sale of common stock. If we do not raise capital sufficient to fund our business plan, AsherXino may not survive. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 3 - Related Party Transactions

From time to time, our officers and directors advance funds to us for working capital and receive repayments of such funds. As of June 30 2013 and December 31, 2012, respectively, the total amount due to related parties was $82,392. These amounts are unsecured, bear no interest and are due on demand.

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

Results of Operations

Our net loss decreased $27,735, from $65,456 for the year ended March 31 2011 to $41,721 for the year ended June 30, 2013. Our expenses for the three months ended March 31 2013 consisted mainly of consulting fees. The decrease was mainly attributable to decreased consulting fees.

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