Form 10-K
period 2013-12-31
AsherXino Corp
filed 2014-08-20
CIK 700890

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from ___________  to ____________________

Commission File Number: 000-10965

ASHERXINO CORPORATION

(Exact name of registrant as specified in its charter)

GEORGIA	93-0962072
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

70 Mansell Court, Suite 100 Roswell, GA 30075	678-666-2564
(Address of principal executive offices, including zip code)	(Issuer's telephone number, including area code)

Securities registered under Section 12(g) of the Act: (title of class) Common Stock, $0.001 par value

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

| (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange  Act)     ☐Yes            ☒   No

As of December 31, 2013, there was no active market for our stock, thus, aggregate market value of common stock held by non-affiliates cannot be computed.  We had 161,582,542 shares of common stock outstanding on December 31 2013

EXPLANATORY NOTE

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

Drilling In Progress

At December 31, 2013, there was no drilling in progress.

Description of Physical Facilities

We lease office space at 70 Mansell Court, Suite 100 Roswell GA 30076 and 10A Ajanaku Street off Salvation Road, Opebi-Ikeja, Lagos, Nigeria.

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

Item 7. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data information required hereunder is included in this report as set forth in the "Index to Financial Statements”on page F-1.

 ASHERXINO CORPORATION

Index to Financial Statements

Page

Consolidated Balance Sheet at December 31, 2013 and 2012	F-2

Consolidated Statements of Expenses for the years ended December 31, 2013 and 2012 and for the cumulative period from January 1, 2011 (inception of the exploration stage) through December 31, 2013	F-3

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2013 and 2012	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the cumulative period from January 1, 2011 (inception of the exploration stage) through December 31, 2013	F-5

Notes to Consolidated Financial Statements	F-6

ASHERXINO CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$33,302	$33,302
Accounts receivable	1,190	1,190
Total Current Assets	34,492	34,492

Long term assets
Oil and Gas Asset, accounted for under the Full Cost method of accounting Unevaluated property excluded from amortization	53,750	53,750

Total Assets	$88,242	$88,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$270,662	$270,662
Notes payable, net of discount of $0 and $6,242	29,600	29,600
Advances payable	4,398	4,398
Indebtedness to related parties	73,795	73,795
Total current liabilities	378,455	378,455

Commitments and Contingencies

Shareholders' deficit:
Common stock, $0.01 par value. Authorized 300,000,000 shares, issued and outstanding 162,082,542 and 160,082,542 shares, respectively	1,602,825	1,602,825
Additional paid-in capital	10,246,821	10,246,821
Accumulated deficit	(9,420,587)	(9,420,587)
Deficit accumulated after entering the exploration stage	(2,719272)	(2,719272)

Total shareholders' deficit	(290,213)	(290,213)

Total Liabilities and Stockholders' Deficit	$88,242	$88,242

The accompanying notes are an integral part of these financial statements

ASHERXINO CORPORATION
(An exploration Stage company)
CONSOLIDATED STATEMENTS OF EXPENSES

	Twelve months ended		Cumulative Period from January 1, 2010 (Inception of Exploration Stage) through
	December 31,		December 31,
	2013	2012	2013

General and administrative expenses:
Legal	$4,224	$4,224	$211,497
Consulting	4,200	4,200	1,989,412
Travel	19,175	19,175	120,206
Other	106,718	106,718	241,519

Total general and administrative expenses	134,318	134,318	2,662,634

Loss from operations	(134,318)	(134,318)	(2,662,634)

Net realized loss from sale of trading securities	-	-	(1,958)
Loss on derivative warrant liability	-	-	(20,250)
Interest expense	(12,244)	(12,244)	(34,429)

Net income (loss)	$(146,562)	$(146,562)	$(2,719,271)

Basic and diluted income (loss) per common share	(0.00)	(0.00)
Weighted average common shares outstanding:
Basic and diluted	158,398,459	158,398,459

 The accompanying notes are an integral part of these financial statements

ASHERXINO CORPORATION
(An exploration Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock		Additional		Deficit Accumulated During
	Shares	Par value	Paid-in Capital	Accumulated Deficit	Exploration Stage	Total

Balance December 31, 2008	9,876,850	$98,768	$9,346,848	(9,420,587)	-	$25,029

Common stock issued for:
Services	39,885,392	398,854	1,389,589	-	-	1,788,443
Acquisition of Oil and Gas asset	105,000,000	1,050,000	(996,250)	-	-	53,750
Cash	1,125,300	11,253	94,747			106,000

Forgiveness of debt by related party	-	-	9,087	-	-	9,087

Net loss	-	-	-	-	$(2,202,930)	(2,202,930)

Balance December 31, 2009-restated	155,887,542	1,558,875	9,844,021	(9,420,587)	(2,202,930)	(220,621)

Common stock issued for:
Services	2,395,000	23,950	196,550	-	-	220,500
Cash	1,600,000	16,000	60,500	-	-	76,500
Debt	200,000	2,000	10,000			12,000
Derivative liability			20,250			20,250

Net loss	-	-	-	-	(369,779)	(369,779)
Balance December 31, 2010	160,082,542	1,600,825	10,131,321	(9,420,587)	(2,572,709)	(261,150)
Common stock issued for:
Cash	1,250,000	1,250	48,750	-	-	50,000
Services	750,000	750	66,750		-	67,500
Net loss	-	-	-	-	(146,562)	(146,562)

Balance December 31, 2011	160,082,542	1,600,825	10,131,321	(9,420,587)	(2,572,709)	(261,150)
Common stock issued for:
Cash	1,250,000	1,250	48,750	-	-	50,000
Services	750,000	750	66,750		-	67,500
Net loss	-	-	-		(146,562)	(146,562)
Balance December 31, 2012	160,082,542	1,600,825	10,131,321	(9,420,587)	(2,572,709)	(261,150)

Common stock issued for:	1,250,000	1,250	48,750	-	-	50,000
Cash
Services	750,000	750	66,750		-	67,500
Net loss	-	-	-	-	(146,562)	(146,562)
Balance December 31, 2013	160,082,542	1,600,825	10,131,321	(9,420,587)	(2,572,709)	(261,150)

The accompanying notes are an integral part of these financial statements

ASHERXINO CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period from January 1, 2009
			(Inception of Exploration Stage) through
	Twelve months ended December 31,		December 31,
	2013	2012	2011
			(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(146,562)	$(146,562)	$(2,670,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	-	2,306
Common stock issued for services	67,500	67,500	2,027,693
Note issued for services	-	-	5,000
Amortization of discount on notes payable	6,242	6,242	12,000
Loss on derivative warrant liability	-	-	20,250
Realized loss on trading securities	-	-	1,958
Changes in operating assets and liabilities:
Accounts receivable	-1,190	-1,190	-1,190
Accounts payable and accrued expenses	19,154	19,154	270,661
Net cash used in operating activities	(54,856)	(54,856)	(331,843)
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investments	-	-	15,436
Net Cash provided by investing activities	-	-	15,436

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	50,000	50,000	232,500
Proceeds from notes payable	4,398	4,398	34,398
Proceeds from indebtedness to related party	-	-	142,801
Payment toward note payable	-5,400	-5,400	-5,400
Payments on indebtedness ot related parties	1,871	1,871)	(58,342)
Net cash provided by financing activities	50,869	50,869	345,957
Net increase in cash	-3,987	-3,987	29,550
Cash at beginning of period	37,289	37,289	3,752
Cash end of period	$33,302	$33,302	$33,302
SUPPLEMENTAL DISCLOSURES
Intereest paid in cash	$-	$-	$37
Income taxes paid in cash	-	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for services	$67,500	$67,500	$67,500
Forgiveness of debt by related party	-	-	9,087
Discount on convertible note	-	-	12,000

The accompanying notes are an integral part of these financial statements

F-5

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the years ended December 31, 2013, we had no impairment.

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

As of December 31, 2013 and 2012, we had no financial instruments measured at fair value. However, during the quarter ended December 31, 2010, we determined that warrants we had issued during the period qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, "Derivatives and Hedging - Contracts in an Entity's Own Stock." These warrant agreements include provisions designed to protect holders from a decline in the stock price ('down-round' provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants. As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a 'fixed-for-fixed' option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date with the change in fair value reflecting in earnings in other income within the caption "Gain (loss) on derivative warrant liability".

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

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the year ended December, 2012:

Beginning balance-December 31, 2009	-
Issuance of derivative warrants	17,605
Change in fair value of derivative liability	20,250
Settlement of derivative	(37,855)
At December 31, 2013	-

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, we had a working capital deficit of $290,213 and an accumulated deficit of $12,139,859 at December 31, 2012, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt or the sale of common stock.

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

 The following tables provide certain information about our excluded costs.

Costs Excluded by Year Incurred

	Year ended December 31, 2013	Excluded at December 31, 2012
Property acquisition	$53,750	$53,750

Total	$53,750	$53,750

Costs Excluded by Country
	Nigeria		Total
Property acquisition	$53,750		$53,750

Total	$53,750		$53,750

Changes in Costs Excluded by Country
	Nigeria		Total
Balance at December 31, 2010		$
Additional costs incurred	53,750		53,750
Costs transferred to amortization base			—

Balance at December 31, 2011	$53,750		$$53,750

Balance at December 31, 2011 and 2012	$53,750		$53,750

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

Components of deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Net operating loss carry-forward	3,700,000	$3,685,000
Valuation allowance for deferred tax assets	(3,700,000)	(3,685,000)
	-	-

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

	December 31,
	2013	2012
US statutory federal rate	34.00%	34.00%
State income tax rate	3.06%	3.06%

Valuation allowance	-37.06%	-37.06%
	0.00%	0.00%

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

Not applicabble.

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

PART III

ITEM 8.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors.

As of the date of this Form 10-K, we had outstanding 161,582,542 shares of common stock and 0 shares of preferred stock.

Name	Age	Position
Bayo O. Odunuga	45	Chief Executive Officer, Director

Patrick O. Okorodudu	46	Secretary/General Counsel, Director

Michael C. Hinton	67	Director

Ola Adebowale		Chief Operating Officer

Warren H. Anderson	64	Chief Technical Officer

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

ITEM 10.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners and management

The following table contains certain information as of December 31 2013 as to the number of shares of common stock of the Company beneficially owned by each person who holds of record, or is known by management of the Company to own beneficially, more than 5% of the common stock outstanding, and by all directors and officers of the Company individually and as a group.  Except as noted below, to the knowledge of management, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by such person.

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